Form 10-Q
period 2011-09-30
West End Indiana Bancshares, Inc.
filed 2011-12-22
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333-175509

West End Indiana Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Maryland	36-4713616
(State or other jurisdiction of in Company or organization)	(I.R.S. Employer Identification Number)

34 South 7th Street, Richmond, Indiana	47374
(Address of Principal Executive Offices)	Zip Code

(765) 962-9587
(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of December 22, 2011.

West End Indiana Bancshares, Inc.
Form 10-Q

EXPLANATORY NOTE

West End Indiana Bancshares, Inc., a Maryland Company (the “Registrant”), was formed on June 24, 2011 to serve as the stock holding company for West End Bank, S.B. (the “Bank”) as part of the mutual-to-stock conversion of West End Bank, MHC (the “MHC”), the Bank’s federally chartered mutual holding company.  As of September 30, 2011, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of the MHC on a consolidated basis is included in this Quarterly Report.

Part I. – Financial Information

Item 1.	Financial Statements

West End Bank, MHC
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$1,749,352	$1,706,247
Interest-bearing demand deposits	11,905,252	6,587,359
Cash and cash equivalents	13,654,604	8,293,606
Investment securities available for sale	45,328,248	41,215,625
Loans held for sale	360,686	–
Loans, net of allowance for loan losses of $1,882,540 and $1,699,465	151,207,777	151,810,044
Premises and equipment	3,626,840	3,690,575
Federal Home Loan Bank stock	1,721,800	1,857,800
Interest receivable	961,404	886,224
Bank-owned life insurance	4,703,729	4,589,294
Foreclosed real estate held for sale	773,774	786,067
Other assets	2,881,133	2,860,137

Total assets	$225,219,995	$215,989,372

Liabilities and Equity

Liabilities
Deposits	$179,162,544	$175,370,652
Federal Home Loan Bank advances	27,000,000	22,000,000
Interest payable	158,000	141,517
Other liabilities	1,021,550	1,157,359
Total liabilities	207,342,094	198,669,528

Commitments and Contingencies

Equity
Retained earnings	17,714,404	17,186,097
Accumulated other comprehensive income	163,497	133,747
Total equity	17,877,901	17,319,844

Total liabilities and equity	$225,219,995	$215,989,372

The accompanying notes are an integral part of these financial statements.

West End Bank, MHC
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,518,417	$2,554,004	$7,581,441	$7,569,888
Investment securities	278,624	225,441	702,544	589,007
Other	13,743	12,367	42,478	25,727
Total interest income	2,810,784	2,791,812	8,326,463	8,184,622

Interest Expense
Deposits	644,486	859,884	2,056,225	2,589,984
Federal Home Loan Bank advances	152,803	147,902	403,435	525,589
Total interest expense	797,289	1,007,786	2,459,660	3,115,573

Net Interest Income	2,013,495	1,784,026	5,866,803	5,069,049
Provision for loan losses	300,000	300,000	1,275,000	994,000
Net Interest After Provision for Loan Losses	1,713,495	1,484,026	4,591,803	4,075,049

Other Income
Service charges on deposit accounts	154,119	135,350	429,454	420,772
Loan servicing income, net	(87,495)	(76,769)	24,090	(3,938)
Debit card income	50,340	39,193	146,009	113,153
Gain on sale of loans	295,659	102,890	675,131	235,795
Net realized gains on sales of available-for-sale securities	31,212	14,592	95,129	45,946
Gain on cash surrender value of life insurance	38,145	41,121	114,435	116,061
Gain (loss) on sale of other assets	(87,083)	31,702	(146,979)	51,651
Other income	29,004	6,729	83,777	40,886
Total other income	423,901	294,808	1,421,046	1,020,326

Other Expense
Salaries and employee benefits	1,001,607	838,099	2,813,466	2,434,303
Net occupancy	119,195	113,035	351,627	330,233
Data processing fees	68,610	59,887	212,829	205,262
Professional fees	62,066	73,049	181,595	183,746
Advertising	62,145	50,765	142,354	117,919
ATM charges	66,510	61,267	191,225	177,850
Postage and courier	44,375	40,126	127,079	112,088
FDIC insurance premiums	40,995	102,058	196,473	239,444
Other expenses	391,960	337,169	999,059	866,609
Total other expenses	1,857,463	1,675,455	5,215,707	4,667,454

Income Before Income Tax	279,933	103,379	797,142	427,921
Income tax expense	86,265	31,700	268,835	128,636

Net Income	$193,668	$71,679	$528,307	$299,285

The accompanying notes are an integral part of these financial statements.

West End Bank, MHC
Condensed Consolidated Statement of Cash Flows
	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Operating Activities
Net income	$528,307	$299,285
Items not requiring (providing) cash
Provision for loan losses	1,275,000	994,000
Depreciation and amortization	178,675	183,750
Investment securities amortization, net	591,249	507,585
Investment securities gains	(95,129)	(45,946)
Loss (gain) on sale of other assets	146,979	(51,651)
Loan originated for sale in the secondary market	(4,235,403)	—
Proceeds from loan sales in the secondary market	3,968,543	—
Gain on loans sold	(675,131)	(235,795)
Net change in
Interest receivable	(75,180)	(430)
Interest payable	16,483	14,723
Cash surrender value of life insurance	(114,435)	(116,061)
Prepaid FDIC insurance	184,023	223,275
Other adjustments	(317,348)	164,392
Net cash provided by operating activities	1,376,633	1,937,127

Investing Activities
Purchases of securities available for sale	(21,118,746)	(31,621,461)
Proceeds from maturities of securities available for sale	11,057,487	9,945,339
Proceeds from sales of securities available for sale	5,501,772	6,345,806
Proceeds from redemption of FHLB stock	148,500	—
Purchases of FHLB stock	(12,500)	—
Proceeds from sale of loans	1,878,159	8,336,398
Net change in loans	(2,171,112)	(15,254,249)
Purchase of premises and equipment	(175,612)	(244,255)
Proceeds from sale of foreclosed real estate	45,598	316,093
Other investing activities	38,927	(9,327)
Net cash used in investing activities	(4,807,527)	(22,185,656)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	7,405,147	20,644,912
Net change in certificates of deposit	(3,613,255)	14,104,125
Repayment of FHLB advances	(10,000,000)	(13,200,000)
Proceeds from FHLB advances	15,000,000	2,000,000
Net cash provided by financing activities	8,791,892	23,549,037

Net Change in Cash and Cash Equivalents	5,360,998	3,300,508

Cash and Cash Equivalents, Beginning of Year	8,293,606	6,540,042

Cash and Cash Equivalents, End of Year	$13,654,604	$9,840,550

Additional Cash Flows Information
Interest paid	$2,443,177	$3,100,850
Income taxes paid	354,000	103,823
Real estate acquired in settlement of loans	725,800	720,564
Sale and financing of foreclosed real estate	575,108	296,503

The accompanying notes are an integral part of these financial statements.

West End Bank, MHC
Form 10-Q

Notes to Condensed Consolidated Financial Statements

West End Bank, MHC (Company) is a federally chartered mutual holding company whose principal activity is the ownership and management of its wholly owned subsidiary.  West End Bancshares, Inc., a federally chartered stock holding company, is a wholly owned subsidiary of West End Bank, MHC.  West End Bank, S.B (Bank) is a state stock savings bank that is a wholly owned subsidiary of West End Bancshares, Inc.  The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in the areas surrounding Richmond, Indiana.  The Bank is subject to competition from other financial institutions.  The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

NOTE 1: Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the West End Indiana Bancshares, Inc.’s Prospectus dated November 10, 2011, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 18, 2011.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and nine-month periods ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire year.  The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 2: Principles of Consolidation

The consolidated financial statements include the accounts of West End Bank, MHC and its wholly owned subsidiary, West End Bancshares, Inc. and West End Bank, S.B., the wholly owned subsidiary of West End Bancshares, Inc., and West Corp, Inc., the wholly owned subsidiary of West End Bank, S.B.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3: Securities

The amortized cost and approximate fair values of securities are as follows:

	September 30, 2011 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)

Available for sale
Municipal bonds	$2,704	$1	$(1)	$2,704
Mortgage-backed securities - GSE residential	42,353	443	(172)	42,624

Total available for sale	$45,057	$444	$(173)	$45,328

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)

Available for sale
Federal agencies	$7,510	$29	$—	$7,539
Mortgage-backed securities - GSE residential	33,484	314	(121)	33,677

Total available for sale	$40,994	$343	$(121)	$41,216

The amortized cost and fair value of securities available for sale at September 30, 2011 and December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011 (Unaudited)		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

One to five years	$—	$—	$7,510	$7,539
Five to ten years	765	766	—	—
After ten years	1,939	1,938	—	—
	2,704	2,704	7,510	7,539
Mortgage-backed securities - GSE residential	42,353	42,624	33,484	33,677

Totals	$45,057	$45,328	$40,994	$41,216

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $791,000 at September 30, 2011 (unaudited).  No securities were pledged at December 31, 2010.

Activities related to the sales of securities available for sale for the three and nine months ended September 30, 2011 (unaudited) and 2010 (unaudited) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)

Proceeds from sales of available-for sale securities	$4,373	$3,180	$5,502	$6,346
Gross gains on sales	31	22	95	54
Gross losses on sales	—	7	—	8

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  These declines primarily resulted from changes in market interest rates. Total fair value of these investments at September 30, 2011 and December 31, 2010 was $16,111,000 (unaudited) and $12,484,000, which is approximately 36% and 30% of the Company’s available-for-sale investment portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at September 30, 2011 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

Available-for-sale securities
Municipal bonds	$830	$(1)	$—	$—	$830	$(1)
Mortgage-backed securities - GSE residential	14,267	(164)	1,014	(8)	15,281	(172)

	$15,097	$(165)	$1,014	$(8)	$16,111	$(173)

Securities with unrealized losses at December 31, 2010 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

Available-for-sale securities
Mortgage-backed securities - GSE residential	$12,484	$(121)	$—	$—	$12,484	$(121)

NOTE 3: Loans and Allowance

The Company’s loan and allowance policies are as follows:

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

For all loan classes, the accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan. For all loan classes, the entire balance of the loan is considered past due if the minimum payment contractually required to be paid is not received by the contractual due date.  For all loan classes, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible.  The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except residential and consumer loans, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges-off residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss.  The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value of the related collateral less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge down to the net realizable value of the related collateral when other secured loans are 120 days past due.  Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan.  Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical charge-off experience by segment.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior three years.  Management believes the three year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due based on the loan’s current payment status and the borrower’s financial condition including available sources of cash flows.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for non-homogenous type loans such as commercial, non-owner residential and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  For impaired loans where the Company utilizes the discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral.  In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans.  If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted 20% - 30% based on the age of the appraisal, condition of the subject property, and overall economic conditions.  After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses.  The potential for outdated appraisal values is considered in our determination of the allowance for loan losses through our analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies, etc. and the related qualitative adjustments assigned by the Company.

Segments of loans with similar risk characteristics are collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Categories of loans include:

	September 30,
	2011	December 31,
	(Unaudited)	2010
	(In Thousands)

Commercial	$8,384	$7,302
Real estate loans
Residential	57,921	58,949
Commercial and multi-family	26,294	27,208
Construction	2,352	1,984
Second mortgages and equity lines of credit	4,818	4,999
Consumer loans
Indirect	45,200	46,268
Other	8,231	6,914
	153,200	153,624
Less
Net deferred loan fees, premiums and discounts	109	115
Allowance for loan losses	1,883	1,699

Total loans	$151,208	$151,810

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial and multi-family real estate

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial and multi-family real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

Commercial and multi-family real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s commercial and multi-family real estate portfolio are diverse in terms of type and geographic location.  Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria.  In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

Construction

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews and financial analysis of the developers and property owners.  Construction loans are generally based on estimates of costs and value associated with the complete project.  These estimates may be inaccurate.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.  Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained.  These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential, Second mortgages and equity lines of credit and Consumer

With respect to residential loans that are secured by 1-4 family residences, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded.  Second mortgages and equity lines of credit loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles.  Some consumer loans are unsecured such as small installment loans.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 (unaudited) and in total for the year ended December 31, 2010:

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2011:
Balance, beginning of period	$102	$682	$470	$4	$9	$473	$1,740
Provision for losses	11	94	11	1	85	98	300
Recoveries on loans	—	2	—	—	—	13	15
Loans charged off	—	(39)	—	—	(62)	(71)	(172)

Balance, end of period	$113	$739	$481	$5	$32	$513	$1,883
Nine Months Ended September 30, 2011:
Balance, beginning of period	$107	$700	$336	$7	$18	$531	$1,699
Provision for losses	25	452	409	(2)	87	304	1,275
Recoveries on loans	—	7	—	—	—	41	48
Loans charged off	(19)	(420)	(264)	—	(73)	(363)	(1,139)

Balance, end of period	$113	$739	$481	$5	$32	$513	$1,883

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$113	$739	$481	$5	$32	$513	$1,883
Individually evaluated for impairment	—	178	335	—	—	—	513
Collectivity evaluated for impairment	113	561	146	5	32	513	1,370

Loans:
Ending balance	8,384	57,921	26,294	2,352	4,818	53,431	153,200
Individually evaluated for impairment	—	581	2,869	—	—	—	3,450
Collectivity evaluated for impairment	8,384	57,340	23,425	2,352	4,818	53,431	149,750

	December 31, 2010
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$107	$700	$336	$7	$18	$531	$1,699
Individually evaluated for impairment	—	170	209	—	—	—	379
Collectivity evaluated for impairment	107	530	127	7	18	531	1,320

Loans:
Ending balance	7,302	58,949	27,208	1,984	4,999	53,182	153,624
Individually evaluated for impairment	—	908	3,397	—	—	—	4,305
Collectivity evaluated for impairment	7,302	58,041	23,811	1,984	4,999	53,182	149,319

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$7,761	$56,866	$19,678	$2,352	$4,727	$53,431	$144,815
Watch	—	354	1,825	—	—	—	2,179
Special Mention	—	—	1,842	—	91	—	1,933
Substandard	623	701	2,949	—	—		4,273
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$8,384	$57,921	$26,294	$2,352	$4,818	$53,431	$153,200

	December 31, 2010
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$6,570	$57,330	$20,696	$1,984	$4,902	$53,031	$144,513
Watch	34	—	—	—	—	—	34
Special Mention	574	198	5,004	—	85	—	5,861
Substandard	124	1,421	1,508	—	—	151	3,204
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	12	—	12

Total	$7,302	$58,949	$27,208	$1,984	$4,999	$53,182	$153,624

The Company generally categorizes all classes of loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Generally, smaller dollar consumer loans are excluded from this grading process and are reflected in the Pass category.  The delinquency trends of these consumer loans are monitored on homogeneous basis and the related delinquent amounts are reflected in the aging analysis table below.  The Company uses the following definitions for risk ratings:

The Pass asset quality rating encompasses assets that have generally performed as expected.  With the exception of some smaller consumer and residential loans, these assets generally do not have delinquency.  Loans assigned this rating include loans to borrowers possessing solid credit quality with acceptable risk.  Borrowers in these grades are differentiated from higher grades on the basis of size (capital and/or revenue), leverage, asset quality, stability of the industry or specific market area and quality/coverage of collateral.  These borrowers generally have a history of consistent earnings and reasonable leverage.

The Watch asset quality rating encompasses assets that have been brought to the attention of management and may, if not corrected, warrant a more serious quality rating by management. These assets are usually in the first phase of a deficiency situation and may possess similar criteria as Special Mention assets.  This grade includes “pass grade” loans to borrowers which require special monitoring because of deteriorating financial results, declining credit ratings, decreasing cash flow, increasing leverage, marginal collateral coverage or industry stress that has resulted or may result in a changing overall risk profile.

The Special Mention asset quality rating encompasses assets that have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  This grade is intended to include loans to borrowers whose credit quality has clearly deteriorated and where risk of further decline is possible unless active measures are taken to correct the situation.  Weaknesses are considered potential at this state and are not yet fully defined.

The Substandard asset quality rating encompasses assets that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; assets having a well-defined weakness(es) based upon objective evidence; assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected; or the possibility that liquidation will not be timely.  Loans categorized in this grade possess a well-defined credit weakness and the likelihood of repayment from the primary source is uncertain.  Significant financial deterioration has occurred and very close attention is warranted to ensure the full repayment without loss.  Collateral coverage may be marginal and the accrual of interest has been suspended.

The Doubtful asset quality rating encompasses assets that have all of the weaknesses of those classified as Substandard.  In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The Loss asset quality rating encompasses assets that are considered uncollectible and of such little value that their continuance as assets of the bank is not warranted.  A loss classification does not mean that an asset has no recovery or salvage value; instead, it means that it is not practical or desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be realized in the future.

The following table presents the Bank’s loan portfolio aging analysis as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$7	$428	$49	$17	$—	$758	$1,259
60-89 days past due	—	18	—	—	—	349	367
Greater than 90 days and accruing	3	429	—	—	47	532	1,011
Nonaccrual	16	828	594	—	28	16	1,482
Total past due and nonaccrual	26	1,703	643	17	75	1,655	4,119
Current	8,358	56,218	25,651	2,335	4,743	51,776	149,081

Total	$8,384	$57,921	$26,294	$2,352	$4,818	$53,431	$153,200

	December 31, 2010
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$9	$617	$—	$—	$9	$524	$1,159
60-89 days past due	—	—	62	—	—	242	304
Greater than 90 days and accruing	35	376	12	—	77	295	795
Nonaccrual	—	1,224	528	—	11	30	1,793
Total past due and nonaccrual	44	2,217	602	—	97	1,091	4,051
Current	7,258	56,732	26,606	1,984	4,902	52,091	149,573

Total	$7,302	$58,949	$27,208	$1,984	$4,999	$53,182	$153,624

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2011 (unaudited) and for the year ended December 31, 2010:

	September 30, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Unpaid principal balance	—	—	—	—	—	—	—

Impaired loans with a specific allowance:
Recorded investment	—	581	2,869	—	—	—	3,450
Unpaid principal balance	—	581	2,869	—	—	—	3,450
Specific allowance	—	178	335	—	—	—	513

Total impaired loans:
Recorded investment	—	581	2,869	—	—	—	3,450
Unpaid principal balance	—	581	2,869	—	—	—	3,450
Specific allowance	—	178	335	—	—	—	513

	December 31, 2010
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$38	$594	$—	$—	$—	$632
Unpaid principal balance	—	38	594	—	—	—	632

Impaired loans with a specific allowance:
Recorded investment	—	870	2,803	—	—	—	3,673
Unpaid principal balance	—	870	2,803	—	—	—	3,673
Specific allowance	—	170	209	—	—	—	379

Total impaired loans:
Recorded investment	—	908	3,397	—	—	—	4,305
Unpaid principal balance	—	908	3,397	—	—	—	4,305
Specific allowance	—	170	209	—	—	—	379

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2011 (unaudited):

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Three Months Ended September 30, 2011:

Total impaired loan:
Average recorded investment	$—	$581	$2,869	$—	$—	$—	$3,450
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Nine Months Ended September 30, 2011:

Total impaired loan:
Average recorded investment	$—	$661	$3,149	$—	$—	$—	$3,810
Interest income recognized	—	—	95	—	—	—	95
Interest income recognized on a cash basis	—	—	—	—	—	—	—

Interest income on average impaired loans for the three and nine months ended September 30, 2010 (unaudited) was immaterial.

Troubled Debt Restructurings

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans.  In restructuring the loan, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified, whether through a new agreement replacing the old agreement or via changes to an existing loan agreement, are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred.  A troubled debt restructuring occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.  If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated.  At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of its current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  As a result of this reassessment, the Company did not identify as troubled debt restructurings any additional receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

Nonaccrual loans, including TDRs that have not met the six month minimum performance criterion, are reported in this report as non-performing loans.  For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status.  A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is questionable under the terms of the loan agreement.  Most generally, this is at 90 or more days past due.

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $594,000 at September 30, 2011(unaudited).  If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status.  Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter.  At September 30, 2011 (unaudited), there were no accruing TDRs.  All TDRs are considered impaired by the Company, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms.  On at least a quarterly basis, the Company reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

During the three and nine months ended September 30, 2011 (unaudited), there were no new restructurings classified as TDRs.

NOTE 4: Comprehensive Income (Loss)

Comprehensive income for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Unaudited) (In Thousands)

Net income	$194	$72	$528	$299
Change in unrealized gains on securities, net of reclassification adjustment and tax	(70)	(104)	30	(56)

Comprehensive income (loss)	$124	$(32)	$558	$243

The components of other comprehensive income for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30, 2011
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	(Unaudited) (In Thousands)

Unrealized gains on securities:
Unrealized holding losses arising during the year	$(84)	$33	$(51)
Less: reclassification adjustment for gain realized in net income	31	(12)	19

	$(115)	$45	$(70)

	Three Months Ended September 30, 2010
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	(Unaudited) (In Thousands)

Unrealized gains on securities:
Unrealized holding lossess arising during the year	$(157)	$62	$(95)
Less: reclassification adjustment for gain realized in net income	15	(6)	9

	$(172)	$68	$(104)

	Nine Months Ended September 30, 2011
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	(Unaudited) (In Thousands)

Unrealized gains on securities:
Unrealized holding gains arising during the year	$144	$(57)	$87
Less: reclassification adjustment for gain realized in net income	95	(38)	57

	$49	$(19)	$30

	Nine Months Ended September 30, 2010
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	(Unaudited) (In Thousands)

Unrealized gains on securities:
Unrealized holding losses arising during the year	$(47)	$19	$(28)
Less: reclassification adjustment for gain realized in net income	46	(18)	28

	$(93)	$37	$(56)

NOTE 5:  Disclosures About Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes six levels of inputs that may be used to measure fair value:

The standard describes six levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

The following is a description of the valuation methodologies and inputs used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include federal agencies, municipal bonds and mortgage-backed securities.  At September 30, 2011 (unaudited) and December 31, 2010, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Mortgage-Servicing Rights

Mortgage-servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models having significant inputs of actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  Due to the nature of the valuation inputs, mortgage-servicing rights are classified within Level 3 of the hierarchy.

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

		September 30, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited) (In Thousands)

Available-for-sale securities:
Municipal bonds	$2,704	$—	$2,704	$—
Mortgage-backed securities - GSE residential	42,624	—	42,624	—
Mortgage-servicing rights	467	—	—	467

		December 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available-for-sale securities:
Federal agencies	$7,539	$—	$7,539	$—
Mortgage-backed securities - GSE residential	33,677	—	33,677	—
Mortgage-servicing rights	497	—	—	497

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Mortgage-Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Unaudited) (In Thousands)

Balances, beginning of period	$569	$519	$496	$474
Total unrealized gains (losses) included in net income	(101)	(87)	(26)	(56)
Additions (rights recorded on sale of loans)	20	27	52	69
Settlements (payments)	(21)	(25)	(55)	(53)

Balances, end of period	$467	$434	$467	$434

The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans, for which it is probable that the Company will not collect all principal and interest due according to contractual terms, are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral.  In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans.  If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted 20% - 30% based on the age of the appraisal, condition of the subject property, and overall economic conditions.  After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		September 30, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited) (In Thousands)

Impaired loans	$2,884	$—	$—	$2,884

		December 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$3,294	$—	$—	$3,294

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Federal Home Loan Bank Stock, Interest Receivable and Interest Payable

The carrying amount approximates fair value.

Loans

The fair value of loans is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Loans Held for Sale

Fair value of loans held for sale is based on quoted market prices, where available, or is determined by discounting estimated cash flows using interest rates approximating the Company’s current origination rates for similar loans and adjusted to reflect the inherent credit risk.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.  Fair value of long-term debt is based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market.  If a quoted market price is not available, an expected present value technique is used to estimate fair value.

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010.

	September 30		December 31
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Unaudited)
	(In Thousands)

Financial assets
Cash and cash equivalents	$13,655	$13,655	$8,294	$8,294
Available-for-sale securities	45,328	45,328	41,216	41,216
Loan held for sale	361	361	—	—
Loans, net	151,208	154,036	151,810	153,891
Federal Home Loan Bank stock	1,722	1,722	1,858	1,858
Interest receivable	961	961	886	886

Financial liabilities
Deposits	179,163	179,694	175,371	176,531
Federal Home Loan Bank advances	27,000	27,697	22,000	22,222
Interest payable	158	158	142	142

NOTE 6:  Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”), which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU were effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Adoption of this statement did not have a material impact on  Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The application of fair value measurements are not changed as a result of this amendment.  Some of the amendments provide clarification of existing fair value measurement requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which improves comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement will present total net income and its components followed consecutively by a second statement that will present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

In September, 2011 the FASB issued Accounting Standards Update 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80):  Disclosures about an Employer’s Participation in a Multiemployer Plan.  This ASU requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures including:

●	The significant multiemployer plans in which an employer participates

●
 The level of participation in the significant plans including the contribution to the plans and whether the employer’s contributions represent more than 5 percent of total contributions to the plan by all participants

●	The funding status of the plans and if a funding improvement plan is pending or implemented and related surcharges on contributions to the plan

●	The nature of employer commitments to the plan

This ASU is effective for public entities for annual periods ending after December 15, 2011 with early adoption permitted.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

NOTE 7:  Plan of Conversion

On June 24, 2011, the Board of Directors of the MHC approved a Plan of Conversion and Reorganization (the “Plan”) under which the MHC would convert from a mutual holding company to a stock holding company.  The conversion to a stock holding company is subject to approval of the depositors and borrower members of the Bank and of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and includes the filing of a registration statement with the U.S. Securities and Exchange Commission by West End Indiana Bancshares, Inc. (the “New Holding Company”).  The Bank will become the wholly owned subsidiary of the New Holding Company and the New Holding Company will issue and sell shares of its capital stock to eligible depositors and borrowers of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the New Holding Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions.

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering.  In the event the conversion and offering are not completed, any deferred costs will be charged to operations. Through September 30, 2011, the MHC had incurred approximately $517,000 (unaudited) in conversion costs, which are included in prepaid expenses and other assets on the consolidated balance sheet.

In connection with the Plan, the New Holding Company plans to establish the West End Bank Charitable Foundation (the “Foundation”).  The Foundation will be funded with 38,000 shares ($380,000 based upon the $10.00 per share offering price) of the New Holding Company’s stock and $125,000 in cash.

In accordance with federal regulations, at the time of the conversion from a mutual holding company to a stock holding company, the New Holding Company will substantially restrict retained earnings by establishing a liquidation account and the Bank will establish a parallel liquidation account.  The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

NOTE 8:  Reclassifications

Certain reclassifications have been made to the 2010 condensed consolidated financial statements to conform to the September 30, 2011 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the MHC on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	our success in continuing to emphasize consumer lending, including indirect automobile lending;

●	our ability to improve our asset quality even as we increase our non-residential lending;

●	our success in maintaining our commercial and multi-family real estate and our non-owner occupied one- to four-family residential real estate and commercial business lending;

●	changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments;

●	adverse changes in the securities markets;

●
changes in laws or government regulations or policies affecting financial institutions, including changes in deposit insurance premiums, regulatory fees and capital requirements, which increase our compliance costs;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in consumer spending, borrowing and savings habits;

●
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	loan delinquencies and changes in the underlying cash flows of our borrowers;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Prospectus dated November 10, 2011, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 18, 2011.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets increased $9.2 million, or 4.3%, to $225.2 million at September 30, 2011 from $216.0 million at December 31, 2010.  The increase was primarily the result of an increase in total cash and cash equivalents and investment securities available for sale partially offset by a slight decrease in net loans, including loans held for sale.

Total cash and cash equivalents increased $5.4 million, or 65.0%, to $13.7 million at September 30, 2011 from $8.3 million at December 31, 2010.  The increase in total cash and cash equivalents reflected normal cash and liquidity management, as well as seasonal deposit inflows from existing customers.

Securities classified as available for sale increased $4.1 million, or 10.0%, to $45.3 million at September 30, 2011 from $41.2 million at December 31, 2010, as management deployed funds from increased deposits to purchase these securities.  At September 30, 2011, securities classified as available for sale consisted of mortgage-backed securities and municipal bonds.

Net loans, including loans held for sale, decreased minimally by $241,000, or 0.16%, to $151.5 million at September 30, 2011 from $151.8 million at December 31, 2010.  No single loan category had a variance greater than $1.0 million.  Total non-performing assets decreased to $3.29 million at September 30, 2011 from $3.44 million at December 31, 2010.

Deposits increased $3.8 million, or 2.2%, to $179.2 million at September 30, 2011 from $175.4 million at December 31, 2010.  The increase was a result of increased commercial and retail accounts and normal business trends from existing customers.

Borrowings, consisting entirely of Federal Home Loan Bank advances, increased $5.0 million or 22.7%, to $27.0 million at September 30, 2011 from $22.0 million at December 31, 2010.  These additional advances were utilized as an asset liability management strategy to secure long term borrowings at the current low interest rates and purchase short term investments to reduce the gap between rate sensitive assets and liabilities.

Total equity increased to $17.9 million at September 30, 2011 from $17.3 million at December 31, 2010.  The increase resulted primarily from net income of $528,000 during the nine months ended September 30, 2011.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General.  We recorded net income of $194,000 for the quarter ended September 30, 2011 compared to net income of $72,000 for the quarter ended September 30, 2010.  Net interest income and noninterest income increased $230,000 and $129,000 respectively, which was offset in part by an increase of $182,000 in noninterest expense.  The increase in noninterest income was primarily due to gains on the sale of loans, and the increase in noninterest expense was primarily due to increased compensation costs.

Interest Income.  Interest income increased  $19,000, or 0.68%, to $2.81 million for the quarter ended September 30, 2011 from $2.79 million for the quarter ended September 30, 2010, as the increase in the average balance of interest-earning assets was offset by a decrease in the average yield on such assets.  The average balance of total interest-earning assets increased $7.2 million, or 3.6%, to $205.4 million for the quarter ended September 30, 2011 from $198.2 million for the quarter ended September 30, 2010. The biggest component increase was in securities available for sale, which increased $4.4 million, or 12.0%, to $41.0 million for the quarter ended September 30, 2011 from $36.6 million for the prior year quarter. The impact of the increase in total interest-earning assets was partially offset by a 16 basis point decrease in the average yield on interest-earning assets to 5.49% for the 2011 period from 5.65% for the 2010 period.

Interest income on loans decreased $36,000, or 1.39%, to $2.52 million for the quarter ended September 30, 2011 from $2.55 million for the quarter ended September 30, 2010, as the increase in the average balance of loans was more than offset by a decrease in the average yield on our loans.  The average balance of net loans increased $3.5 million, or 2.2%, to $154.3 million for the quarter ended September 30, 2011 from $150.9 million for the quarter ended September 30, 2010. However, the average yield on our loan portfolio decreased 25 basis points to 6.54% for the quarter ended September 30, 2011 from 6.79% for the quarter ended September 30, 2010, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock increased. The average balance of our securities available for sale increased $4.4 million, or 12.0%, to $41.0 million for the quarter ended September 30, 2011 from $36.6 million for the quarter ended September 30, 2010, as management deployed funds from increased deposits and FHLB advances to purchase these securities. The average yield on our securities portfolio increased by 26 basis points, to 2.73% for the quarter ended September 30, 2011 from 2.47% for the quarter ended September 30, 2010.  This also includes the initial implementation of an investment and tax strategy that includes an investment in municipal bonds.

Interest Expense.  Interest expense decreased $210,000, or 20.9%, to $797,000 for the quarter ended September 30, 2011 from $1.0 million for the quarter ended September 30, 2010.  The decrease resulted primarily from a decrease in interest expense on deposits. The average rate paid on deposits decreased 50 basis points to 1.55% for the quarter ended September 30, 2011 from 2.05% for the quarter ended September 30, 2010, as the Bank repriced its deposit rates in the declining market interest rate environment. The average balance of interest-bearing deposits decreased $1.7 million, or 1.0%, to $166.5 million for the quarter ended September 30, 2011 from $168.2 million for the quarter ended September 30, 2010. The decrease in the average balance of deposits resulted from decreases in the average balance of our certificates of deposit.  However, our successful marketing efforts to attract new commercial and retail customer accounts increased our core deposits, consisting of interest and noninterest bearing checking, money market and savings accounts.

The average balance of our money market accounts increased by $5.8 million, or 20.0%, to $34.9 million for the quarter ended September 30, 2011 from $29.1 million for the quarter ended September 30, 2010 due to marketing efforts that included an expansion of electronic services and products.  In addition, the interest expense on our money market accounts declined from $101,000 to $81,000, due to the decrease of 46 basis points in the cost of these deposits to 0.93% for the September 2011 quarter from 1.39% for the September 2010 quarter, reflecting lower market interest rates.  Interest expense on our certificates of deposit decreased by $179,000, or 25.5%, to $524,000 for the quarter ended September 30, 2011 from $703,000 for the year-earlier period as a result of lower balances and a 47 basis point decrease in the average rate paid on these deposits to 2.21% for the 2011 period from 2.68% for the 2010 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased by $5,000, or 3.4%, to $153,000 for the quarter ended September 30, 2011 from $148,000 for the quarter ended September 30, 2010, reflecting an increase in the balance of our outstanding advances.

Net Interest Income.  Net interest income increased by $229,000, or 12.9%, to $2.0 million for the quarter ended September 30, 2011 from $1.8 million for the quarter ended September 30, 2010.  The increase reflected an increase in our net interest rate spread to 3.82% from 3.47%, and an increase in our net interest margin to 3.92% from 3.60%, as well as an increase in our net interest-earning assets.  The increase in our interest rate spread and net interest margin reflected primarily the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to our interest-earning assets.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $300,000 for each of the quarters ended September 30, 2011 and 2010.  At September 30, 2011, non-performing loans including troubled debt restructurings, totaled $2.5 million, or 1.6% of total loans, as compared to $2.7 million, or 1.8% of total loans, at September 30, 2010.  The allowance for loan losses to total loans increased to 1.23% at September 30, 2011 from 1.04% at September 30, 2010.

The allowance for loan losses as a percentage of non-performing loans increased to 75.53% at September 30, 2011 from 58.38% at September 30, 2010.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2011 and 2010.

Noninterest Income.  Noninterest income increased by $129,000, or 43.7%, to $424,000 for the quarter ended September 30, 2011 from $295,000 for the quarter ended September 30, 2010.  The increase was primarily due to an increase in gain on sale of loans offset by increased losses on other assets.  Gain on sale of loans increased $193,000 to $296,000 for the quarter ended September 30, 2011 as compared to $103,000 for the quarter ended September 30, 2010.  The increase was due to gains of $210,000 recorded on the sale of SBA loans during the third quarter of 2011. The sales reflected management’s decision to reduce our interest rate risk profile in a low interest rate environment and increase our liquidity position. We recorded a loss on other assets of $87,000 in the third quarter of 2011 as compared to a gain of $32,000 recorded in the third quarter of 2010.  The loss recorded in the third quarter of 2011 primarily related to losses or adjustments of $105,000 on other real estate owned.

Noninterest Expense. Noninterest expense increased $182,000, or 10.9%, to $1.9 million for the quarter ended September 30, 2011 from $1.7 million for the quarter ended September 30, 2010.  Notable changes included an increase in salaries and employee benefits of $164,000, a decrease in FDIC insurance premiums of $61,000 and an increase in other expenses of $55,000.  Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums and increased contributions to the employee defined benefit plan.  The decrease in FDIC insurance premiums resulted from a change in the prescribed method used to calculate our quarterly contribution.  Other expenses increased due to several smaller increases in a number of expense categories.

Income Tax Expense.  We recorded an $86,000 income tax expense for the quarter ended September 30, 2011 compared to a $32,000 income tax expense for the 2010 period, reflecting income of $280,000 before income tax expense during the 2011 quarter versus income before income tax expense of $104,000 for the quarter ended September 30, 2010.  Our effective tax rate was 30.8% for the quarter ended September 30, 2011 compared to 30.7% for the quarter ended September 30, 2010.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General.  Net income increased to $528,000 for the nine months ended September 30, 2011 compared to net income of $299,000 for the nine months ended September 30, 2010.  The increase in net income was primarily due to an increase in net interest income, which increased $798,000 to $5.9 million for the nine months ended September 30, 2011 from $5.1 million for the nine months ended September 30, 2010, along with gains on sales of loans.

Interest Income.  Interest income increased $142,000, or 1.7%, to $8.3 million for the nine months ended September 30, 2011 from $8.2 million for the nine months ended September 30, 2010, as the increase in the average balance of interest-earning assets was offset by a decrease in the average yield on such assets.  The average balance of total interest-earning assets increased $12.5 million, or 6.5%, to $204.9 million for the nine months ended September 30, 2011 from $192.4 million for the nine months ended September 30, 2010.  The increase in total interest-earning assets was offset by a 26 basis point decrease in the average yield on interest-earning assets to 5.43% for the 2011 period from 5.69% for the 2010 period, as a result of generally declining market interest rates.

Interest income and fees on loans minimally increased $12,000, or 0.15%, to $7.58 million for the nine months ended September 30, 2011 from $7.57 million for the nine months ended September 30, 2010, as the increase in the average balance of loans was offset by a decrease in the average yield on loans.  The average balance of loans increased $7.2 million, or 4.9%, to $155.2 million for the nine months ended September 30, 2011 from $147.9 million for the nine months ended September 30, 2010. However, the average yield on the loan portfolio decreased 31 basis points to 6.53% for the nine months ended September 30, 2011 from 6.84% for the nine months ended September 30, 2010, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock increased $130,000, or 21.1%, to $745,000 for the nine months ended September 30, 2011 from $615,000 for the nine months ended September 30, 2010. The increase resulted primarily from an increase in the average balance of securities available for sale, which increased $8.6 million, or 27.0%, to $40.5 million for the nine months ended September 30, 2011 from $31.9 million for the 2010 period, as funds from increased deposits were deployed to purchase these securities. The average yield on the securities portfolio decreased to 2.32% for the nine months ended September 30, 2011 from 2.47% for the nine months ended September 30, 2010, resulting from lower market interest rates.

Interest Expense.  Interest expense decreased $656,000, or 21.1%, to $2.5 million for the nine months ended September 30, 2011 from $3.1 million for the nine months ended September 30, 2010, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits.  Interest expense on certificates of deposits decreased $501,000, and interest expense on Federal Home Loan Bank advances decreased $123,000. The average rate we paid on deposits decreased 51 basis points to 1.64% for the nine months ended September 30, 2011 from 2.15% for the nine months ended September 30, 2010, as deposits repriced downward in the declining interest rate environment. The average balance of interest-bearing deposits increased $6.8 million, or 4.2%, to $167.8 million for the nine months ended September 30, 2011 from $161.0 million for the nine months ended September 30, 2010. The increase in the average balance of our deposits resulted from increases in core deposits including interest and noninterest bearing checking, money market and savings accounts offset by decreases in certificates of deposit, reflecting our successful marketing efforts and increased core deposit balances from commercial loan customers.

The average balance of our certificates of deposit decreased by $8.8 million, or 8.3%, to $96.7 million for the nine months ended September 30, 2011 from $105.5 million for the nine months ended September 30, 2010.  The decline was strategic in allowing these certificates to roll off and as needed, replaced with core deposits or FHLB advances. The interest expense on our certificates of deposit declined from $2.17 million to $1.67 million, due to lower balances and the decrease of 45 basis points in the cost of these deposits to 2.30% for the nine months ended September 2011 period from 2.75% for the nine months ended September 2010 period, reflecting lower market interest rates.  Core interest-bearing deposit accounts increased $15.6 million, or 28.0%, to $71.1 million for the nine months ended September 30, 2011 from $55.5 million for the nine months ended September 30, 2010, as customers increased their liquidity and cross-marketing efforts with our commercial customers were increased.

Interest expense on core deposits decreased $33,000 to $390,000 for the nine months ended September 30, 2011 from $423,000 for the nine months ended September 30, 2010, reflecting lower market interest rates.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $123,000, or 23.4%, to $403,000 for the nine months ended September 30, 2011 from $526,000 for the nine months ended September 30, 2010, reflecting the lower market interest rate environment.

Net Interest Income.  Net interest income increased by $798,000, or 15.7%, to $5.9 million for the nine months ended September 30, 2011 from $5.1 million for the nine months ended September 30, 2010.  The increase reflected an increase in interest rate spread to 3.71% for the nine months ended September 30, 2011 from 3.38% for the nine months ended September 30, 2010, and an increase in net interest margin to 3.82% for the nine months ended September 30, 2011 from 3.51% for nine months ended September 30, 2010.  The increase in interest rate spread and net interest margin reflected primarily the more rapid repricing of our interest-bearing liabilities in a declining interest rate environment compared to interest-earning assets.

Provision for Loan Losses.  A provision for loan losses of $1.3 million was recorded for the nine months ended September 30, 2011 and $994,000 for the nine months ended September 30, 2010.  The allowance for loan losses was $1.9 million, or 1.23% of total loans, at September 30, 2011, compared to $1.6 million, or 1.04% of total loans, at September 30, 2010.  Total nonperforming loans were $2.5 million at September 30, 2011, compared with $2.7 million at September 30, 2010.

The allowance for loan losses as a percentage of non-performing loans increased to 75.53% at September 30, 2011 from 58.38% at September 30, 2010.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate.

Noninterest Income.  Noninterest income increased by $401,000, or 39.3%, to $1.4 million for the nine months ended September 30, 2011 from $1.0 million for the nine months ended September 30, 2010.  The increase was primarily due to an increase in gain on sale of loans offset by increased losses on other assets.  Gain on sale of loans increased $439,000 to $675,000 for the nine months ended September 30, 2011 as compared to $236,000 for the same period in 2010.  The increase was due to gains of $500,000 recorded on the sale of SBA loans during 2011.  The sales reflected management’s decision to reduce our interest rate risk profile in a low interest rate environment and increase our liquidity position. We recorded a loss on other assets of $147,000 during the nine months ended 2011 as compared to a gain of $52,000 recorded during the same period in 2010.  The loss recorded during the nine months ended September 30, 2011 primarily related to losses or adjustments of $170,000 on other real estate owned.

Noninterest Expense. Noninterest expense increased $548,000, or 11.8%, to $5.2 million for the nine months ended September 30, 2011 from $4.7 million for the nine months ended September 30, 2010.  Notable changes included an increase in salaries and employee benefits of $379,000, a decrease in FDIC insurance premiums of $43,000 and an increase in other expenses of $132,000.  Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums and increased contributions to the employee defined benefit plan.  The decrease in FDIC insurance premiums resulted from a change in the prescribed method used to calculate our quarterly contribution.  Other expenses increased due to several smaller increases in a number of expense categories.

Income Tax Expense.  A $269,000 income tax expense was recorded for the nine months ended September 30, 2011 compared to a $129,000 income tax expense for the 2010 period, reflecting income of $797,000 before income tax expense for the nine months ended September 30, 2011, compared to income before income tax expense of $428,000 for the nine months ended September 30, 2010.  Our effective tax rate was 33.8% for the nine months ended September 30, 2011, compared to 30.1% for the nine months ended September 30, 2010.

Liquidity and Capital Resources.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sale of loans, proceeds from maturities and calls of securities, and Federal Home Loan Bank advances.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  Our most liquid assets are cash and short-term investments including interest-bearing demand deposits.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $1.4 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.  Net cash  used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $4.8 million and $22.2 million for the nine months ended September 30, 2011 and 2010, respectively.  The 2010 period reflected our purchase of $31.6 million in securities held as available-for-sale.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $8.8 million and $23.5 million for the nine months ended September 30, 2011 and 2010, respectively, resulting from our strategy of growing our public fund certificates of deposit, deposit accounts from our commercial borrowers and a general growth in all deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At September 30, 2011, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $17.4 million, or 8.0% of adjusted total assets, which is above the required level of $ 8.7 million, or 4%; and total risk-based capital of $19.2 million, or 13.1% of risk-weighted assets, which is above the required level of $17.4 million, or 8%.  Accordingly West End Bank, S.B. was categorized as well capitalized at September 30, 2011.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2011, we had outstanding commitments to originate loans of $14.0 million and stand-by letters of credit of $1.6 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from September 30, 2011 totaled $53.0 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2011, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Registrant’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: December 22, 2011	/s/ John P. McBride
John P. McBride
President and Chief Executive Officer

Date: December 22, 2011	/s/ Shelley D. Miller
Shelley D. Miller
Senior Vice President and Chief Financial Officer