Form 10-K
period 2011-12-31
West End Indiana Bancshares, Inc.
filed 2012-03-29
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2011.
OR

 ☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  001-54578

WEST END INDIANA BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-4713616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

34 South 7th Street, Richmond, Indiana	47374
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (765) 962-9587

Securities registered pursuant to Section 12(b) of the Act:       None

(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐      NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐     NO ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐      NO ☒

There was no outstanding voting common equity of the Registrant as of June 30, 2011.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on January 11, 2012, the first date of trading in the common stock, was approximately $13.2 million.

As of March 28, 2012, there were 1,401,008 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

ITEM 1.             Business

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

General

West End Indiana Bancshares, Inc.

West End Indiana Bancshares, Inc. was incorporated in the State of Maryland in June 2011 for the purpose of becoming the savings and loan holding company for West End Bank, S.B. (the “Bank”), upon consummation of the mutual to stock conversion of West End Bank, MHC, the Bank’s former mutual holding company.  Other than holding all of the issued and outstanding stock of West End Bank, S.B. and making a loan to the Bank’s employee stock ownership plan, to date we have not engaged in any business.

At December 31, 2011, prior to the consummation of our mutual to stock conversion, West End Indiana Bancshares, Inc. held no assets.

As a registered savings and loan holding company, West End Indiana Bancshares, Inc. is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies.  See “Supervision and Regulation – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies.  We currently have no understandings or agreements to acquire other financial institutions although we may determine to do so in the future.  We may also borrow funds for reinvestment in West End Bank, S.B.

West End Bank, S.B.

West End Bank, S.B. is an Indiana-chartered savings bank headquartered in Richmond, Indiana.  West End Bank, S.B. was organized in 1894 under the name West End Building and Loan Association and has operated continuously in Richmond, Indiana since its founding. We reorganized into the mutual holding company structure in 2007 by forming West End Bank, MHC; and completed our mutual to stock conversion in January 2012, thereby becoming the wholly owned subsidiary of West End Indiana Bancshares, Inc.  At December 31, 2011, we had total assets of $240.8 million, net loans of $154.1 million, total deposits of $183.0 million and equity of $18.0 million.

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans.  We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored entities and mortgage-backed securities.

Most of the members of our current management team joined West End Bank, S.B. in 2003 and 2004 and refocused our strategy to diversify our traditional thrift focus into a more community bank-like institution with a broadened base of financial products and services while continuing to emphasize superior customer service.  While residential real estate lending has and will remain an important part of our operations, we have diversified our focus into non-residential lending, including in particular indirect automobile lending. Our consumer lending business lines and our interest rate risk strategies (such as selling into the secondary market most of the fixed-rate one- to four-family residential real estate loans that we originate) have allowed West End Bank, S.B. to continue to grow and remain profitable despite the challenging economy and interest rate environment of recent years and increasing regulatory burden placed on all financial institutions.

Our website address is www.westendbank.com. Information on this website should not be considered a part of this annual report.

Market Area and Competition

We conduct business through our main office located in Richmond, Indiana, our three additional branch offices in Richmond, Hagerstown and Liberty, Indiana and two additional limited service branches located in an elementary school and a high school in Richmond, Indiana at which we offer more limited banking services and at which we provide banking seminars to students who assist in the branch operations. Three of our offices are located in Wayne County, and our Liberty office is located in Union County, Indiana. Richmond, Indiana is located in east central Indiana on the Interstate 70 corridor, approximately 70 miles east of Indianapolis and 35 miles west of Dayton, Ohio.

Our primary market area consists of Union and Wayne counties, Indiana, and parts of western Ohio with respect to commercial and multi-family real estate lending, and to a lesser extent, indirect automobile lending.  This area includes small towns and rural communities. Our market area was historically a manufacturing and agricultural-based economy, including automotive component manufacturing. In recent years, the economy has transitioned into a more service-oriented base, including health care, educational facilities and local colleges and universities and distribution services.

The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support for the area economy.  The population of Wayne County decreased slightly from 71,200 in 2000 to 68,900 in 2010.  Our lack of population growth and our general market conditions may limit our ability to grow our assets and liabilities at a rapid rate. To counter this, in addition to our more conventional advertising and marketing, we have been aggressive in utilizing alternative marketing strategies to grow our franchise, including utilizing social networking sites, such as Facebook, Twitter and LinkedIn. Additionally, our school branch program enhances our ability to attract smaller deposit relationships and grow our brand awareness with a younger generation of potential customers. Moreover, we believe that our Business Links program highlights our ability to offer superior customer service to small- and mid-sized companies in our market area.

Union and Wayne Counties’ and Indiana’s respective December 2011 unemployment rates were 8.6%, 10.6% and 8.9%, as compared to a U.S. unemployment rate of 8.3%.  According to the 2010 United States Census, 2009 per capita income for Union and Wayne Counties was $19,936 and $22,153, respectively, and 2009 median household incomes for these counties was $43,630 and $38,909, respectively, compared to 2009 per capita income for the United States and Indiana of $27,041 and $24,044, respectively, and 2009 median household income of $50,221 and $45,427, respectively.

We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions.  As of June 30, 2011, based on the most recent available FDIC data, our market share of deposits represented 26.3% and 13.6% of FDIC-insured deposits in Union and Wayne Counties, Indiana, respectively.

Lending Activities

Our principal lending activity is originating one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans.  In recent years, we have increased and, subject to market conditions and our asset-liability analysis, expect to continue to increase our indirect automobile loans and our commercial business loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and shorten asset duration.  As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which we believe differentiates us from larger commercial banks in our primary market area.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$56,868	36.44%	$58,949	38.37%	$57,254	39.36%	$63,642	45.74%	$62,435	46.33%
Commercial and multi-family	30,295	19.41	27,208	17.71	25,022	17.20	18,460	13.26	17,924	13.30
Construction	2,786	1.78	1,984	1.29	1,305	0.90	2,053	1.48	2,837	2.10
Second mortgages and equity lines of credit	4,562	2.92	4,999	3.25	5,416	3.72	6,361	4.57	6,114	4.54
Consumer loans:
Indirect	44,324	28.40	46,268	30.12	45,214	31.08	40,180	28.88	37,456	27.80
Other	8,218	5.27	6,914	4.51	5,922	4.07	5,459	3.92	5,130	3.81
Commercial business	9,017	5.78	7,302	4.75	5,333	3.67	2,990	2.15	2,862	2.12
	156,070	100.00%	153,624	100.00%	145,466	100.00%	139,145	100.00%	134,758	100.00%
Less:
Net deferred loan fees, premiums and discounts	108		115		118		96		98
Allowance for losses	1,904		1,699		1,113		706		512
Total loans	$154,058		$151,810		$144,235		$138,343		$134,148

(1)	At December 31, 2011 and December 31, 2010, includes non-owner occupied loans of $13.1 million and $15.1 million, respectively.

Contractual Maturities.  The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2011.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

December 31, 2011	One- to Four-Family	Second Mortgage and Lines of Credit	Commercial and Multi-Family Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$135	$275	$2,859	$2,339	$3,978	$1,647	$11,233
More than one to two years	437	86	107	0	2,785	4,647	8,062
More than two to three years	1,050	72	2,796	23	551	10,329	14,821
More than three to five years	2,755	322	6,361	367	623	29,136	39,564
More than five to ten years	6,656	2,480	2,782	57	1,080	6,783	19,838
More than ten to fifteen years	7,939	1,316	7,116	-	-	-	16,371
More than fifteen years	37,896	11	8,274	-	-	-	46,181
Total	$56,868	$4,562	$30,295	$2,786	$9,017	$52,542	$156,070

The following table sets forth our fixed and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$33,299	$23,434	$56,733
Commercial and multi-family	14,526	12,910	27,436
Construction	447	0	447
Second mortgages and equity lines of credit	1,736	2,551	4,287
Consumer loans	50,895	0	50,895
Commercial business	1,954	3,085	5,039
Total loans	$102,857	$41,980	$144,837

Loan Approval Procedures and Authority.  Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of West End Bank, S.B.’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At December 31, 2011, our largest credit relationship totaled $2.5 million and was secured primarily by accounts/notes receivable and inventory.  At December 31, 2011, this loan was performing in accordance with its terms.  Our second largest relationship at this date was a $2.3 million loan secured by various commercial real estate properties in our market area.

 Our lending is subject to written underwriting standards and origination procedures.  Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations.  The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

Our President and Chief Executive Officer has approval authority of up to $750,000 for one- to four-family residential real estate loans, commercial and multi-family loans and commercial business loans, and up to $100,000 for unsecured consumer loans. Our Senior Vice President and Chief Lending Officer has approval authority of up to $375,000 for one- to four-family residential real estate loans, commercial and multi-family loans and commercial business loans, and up to $50,000 for unsecured consumer loans.  Loans above the amounts authorized to our President and Chief Executive Officer require approval by the Loan Committee, which consists of our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Senior Vice President and Chief Lending Officer and two outside board members, which may approve loans of up to $1,500,000. These approvals are reported at the next board meeting following approval. Aggregate credit exposure in excess of $1,500,000 must be approved by a majority of the full Board of Directors.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.  We also require flood insurance if the improved property is determined to be in a flood zone area.

One- to Four-Family Residential Real Estate Lending.  The focus of our lending program was historically the origination of one- to four-family residential real estate loans.  At December 31, 2011, $56.9 million, or 36.4% of our total loan portfolio, consisted of loans secured by one- to four-family real estate.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans.  At December 31, 2011, 68.7% of our one- to four-family residential real estate loans were fixed-rate loans, and 31.3% of such loans were adjustable-rate loans.

At December 31, 2011, $13.1 million, or 22.9% of our total one- to four-family residential real estate loans were secured by non-owner occupied properties.  Generally, we require personal guarantees from the borrowers on these properties and will not make loans in excess of 80% loan to value on non-owner- occupied properties. However, we recognize that there is a greater credit risk inherent in non-owner- occupied properties, than in owner-occupied properties since, like commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. The amount of our non-owner-occupied one- to of our-family residential real estate loans has decreased from $15.1 million at December 31, 2009 to $13.1 million at December 31, 2011 and, subject to market conditions, we expect to continue to deemphasize these types of loans in the future.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2011 was generally $417,000 for single-family homes in our market area.  We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.”  The majority of our one- to four-family residential real estate loans are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower.  Loans with certain credit enhancements, such as private mortgage insurance, may be made with loan-to-value ratios up to 95%.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 15 or 30 years.

Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of five years, and adjust annually thereafter at a margin, which in recent years has been 4.50% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year.  The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.  Our adjustable-rate loans carry terms to maturity of up to 30 years.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower.  At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents.  Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on one-to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages.  Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer-term fixed-rate residential mortgage loans, or we may sell all or a portion of such loans in the secondary mortgage market. In recent years, we have sold, and may continue to sell, subject to market conditions, most of the conforming fixed-rate one- to four-family residential real estate loans that we originate to Freddie Mac, with servicing retained.

Commercial and Multi-Family Real Estate Lending.  Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we have sought to increase our commercial and multi-family real estate loans.  At December 31, 2011, we had $30.3 million in commercial and multi-family real estate loans, representing 19.4% of our total loan portfolio.  Subject to future economic, market and regulatory conditions, we intend to continue to focus on this kind of lending, and may increase our loan activity for these types of loans in western Ohio.

Most of our commercial and multi-family real estate loans have fixed-rate terms of up to five years with amortization terms of 25 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

Set forth below is information regarding our commercial and multi-family real estate loans at December 31, 2011.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Office	14	$2,244
Industrial	2	831
Mixed use	10	4,506
Church	12	4,168
Real estate investors/lessors	43	5,646
Student housing	3	2,492
Recreation/entertainment	4	297
Commercial development	2	2,869
Auto sales/repair	5	793
Restaurant/fast food	5	2,472
Hotel	2	1,607
Other	9	2,370
Total	111	$30,295

We consider a number of factors in originating commercial and multi-family real estate loans.  We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).  All commercial and multi-family real estate loans are appraised by outside independent appraisers approved by the board of directors or by internal evaluations, where permitted by regulation.  Personal guarantees are generally obtained from the principals of commercial and multi-family real estate loans.

Commercial and multi-family real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service.  Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property.  Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties.

Indirect Consumer Lending. As part of our effort to enhance our net interest margin and the interest rate risk sensitivity of our loan portfolio, we originate indirect automobile loans, including on a very limited basis, recreational vehicle and boat loans.  We have been in the business of providing indirect automobile loans since 2004.  Indirect loans totaled $44.3 million at December 31, 2011, or 28.4% of our total loan portfolio.

We acquire and underwrite our indirect automobile loans from approximately 25 dealers located primarily in our market area under a tiered-rate structure providing for a dealer reserve premium.  The aggregate principal balance of our automobile loan portfolio as of December 31, 2011 was secured primarily by late-model used automobiles.  The weighted average original term to maturity of our automobile loan portfolio at December 31, 2011 was 3 years and 8 months.

At December 31, 2011 the average credit score for borrowers of our indirect loans that were originated since May 2008 was 685, and the weighted average rate of these loans was 7.83%.  At December 31, 2011, $14.6 million, or 32.9% of our total indirect loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a less credit-worthy borrower).

Each dealer that originates automobile loans makes representations and warranties with respect to our security interests in the related financed vehicles in a separate dealer agreement with us.  These representations and warranties do not relate to the creditworthiness of the borrowers or the collectability of the loan.  The dealers are also responsible for ensuring that our security interest in the financed vehicles is perfected.

Each automobile loan requires the borrower to keep the financed vehicle fully insured against loss or damage by fire, theft and collision.  The dealer agreements require the dealers to represent that adequate physical damage insurance (collision and comprehensive) was in effect at the time the related loan was originated and financed by us.  In addition, we have the right to force place insurance coverage (supplemental insurance taken out by West End Bank, S.B.) in the event the required physical damage insurance on an automobile is not maintained by the borrower.  Nevertheless, there can be no assurance that each financed vehicle will continue to be covered by physical damage insurance provided by the borrower during the entire term during which the related loan is outstanding. As additional protection, each borrower is required to obtain Vendor Secured Interest (VSI) insurance on each automobile loan.

Each dealer submits credit applications directly to us, and the borrower’s creditworthiness and the age of the automobile are the most important criteria we use in determining whether to purchase an automobile loan from a dealer.  Each credit application requires that the borrower provide current information regarding the borrower’s income, employment history, debts, and other factors that bear on creditworthiness.  We generally apply uniform underwriting standards when originating the automobile loan although on occasion we will underwrite loans outside of these guidelines.  We also obtain a credit report from a major credit reporting agency summarizing the borrower’s credit history and paying habits, including such items as open accounts, delinquent payments, bankruptcies, repossessions, lawsuits and judgments.

The borrower’s credit score and the age of the car are the principal factors used in determining the interest rate and term on the loan.  Our underwriting procedures evaluate information relating to the borrower and supplied by the borrower on the credit application combined with information provided by credit reporting agencies and the amount to be financed relative to the value of the related financed vehicle.  Additionally, our underwriters may also verify a borrower’s employment income and/or residency or where appropriate, verify a borrower’s payment history directly with the borrower’s creditors.  Based on these procedures, a credit decision is considered and approved either automatically or by our personnel at various levels of authority. We generally follow the same underwriting guidelines in originating direct automobile loans.

We generally finance up to the full sales price of the vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts and premiums for physical damage, credit life and disability insurance obtained in connection with the vehicle or the financing (amounts in addition to the sales price are collectively referred to as the “Additional Vehicle Costs”).  In addition, we may finance the negative equity related to the vehicle traded in by the borrower in connection with the financing.  Accordingly, the amount we finance may exceed, depending on the borrower’s credit score in the case of new vehicles, the dealer’s invoice price of the financed vehicle and the Additional Vehicle Costs, or in the case of a used vehicle, the vehicle’s value and the Additional Vehicle Costs.  The maximum amount borrowed generally may not exceed 100% of the Manufacturer’s Suggested Retail Price (MSRP) of the financed vehicle that is new, or the vehicle’s “retail” value in the case of a used vehicle, including Additional Vehicle Costs.  The vehicle’s value is determined by using one of the standard reference sources for dealers of used cars.  We regularly review the quality of the loans we purchase from the dealers and periodically conduct quality control audits to ensure compliance with our established policies and procedures. We retain the right to recapture the individual dealer reserve if the loan should default within 90 days.

Generally, automobile loans have greater risk of loss or default than one- to four-family residential real estate loans. We face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans.  However, we have attempted to address these inherent risks by lending primarily on late-model used vehicles for which, generally, most of the asset’s rapid depreciation has already occurred. Additionally, we actively monitor delinquencies and losses on our indirect loans to each dealership that originates the loan, and we limit and/or discontinue future loans with dealerships that we deem to contain additional risk to our underwriting.

Direct Consumer Lending. Our direct consumer loans, including unsecured loans, totaled $8.2 million, or 5.3% of our total loan portfolio, at December 31, 2011 and consisted principally of loans secured by a wide variety of collateral, including certificates of deposit and marketable securities.  Unsecured consumer loans included in the above amount totaled $131,000, or .08% of our total loan portfolio.  These loans have either a fixed-rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime rate of interest as reported in The Wall Street Journal.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Second Mortgage Loans and Equity Lines of Credit. We offer second mortgage loans and equity lines of credit secured by a first or second mortgage on residential property. Second mortgage loans and equity lines of credit are made with fixed or adjustable rates, and with combined loan-to-value ratios up to 90% on an owner-occupied principal residence.

Second mortgage loans and equity lines of credit have greater risk than one- to four-family residential real estate loans secured by first mortgages.  We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs.  However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our second mortgage loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans.

At December 31, 2011, the average loan balance of our outstanding home equity lines of credit was $14,000 and the largest outstanding balance of any such loan was $117,000.  This loan was performing in accordance with its repayment terms at December 31, 2011.

We have deemphasized second mortgage loans and home equity lines of credit during the past three years and do not expect to emphasize this type of lending in the current economic environment.

Construction Lending.  At December 31, 2011, we had $2.8 million, or 1.78% of our total loan portfolio, in construction loans. We make construction loans to individuals for the construction of their primary residences.  These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans.  Our construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate.  During the construction phase, the borrower generally pays interest only.  The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.  On occasion, we may consider loans for the construction of commercial properties.

To a lesser extent, we will make loans for the construction of “presold” homes.  No more than two such loans may be outstanding to one builder/borrower at any time.  These loans generally have initial maximum terms of nine months, although the term may be extended to up to 18 months.  The loans generally carry variable rates of interest. The maximum loan-to-value ratio of these construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property.  Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property.  Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs.  In addition, the ultimate sale or rental of the property may not occur as anticipated.

Commercial Business Lending.  At December 31, 2011 commercial business loans represented $9.0 million or 5.78% of our total loan portfolio. Our commercial business loans consist of term loans as well as regular lines of credit and revolving lines of credit to finance short-term working capital needs like accounts receivable and inventory.  Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or unsecured.  We generally obtain personal guarantees with all commercial business loans.  Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months.  We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs.  We fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or seven years, whichever is less.  Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory or long-term assets such as equipment, furniture, fixtures or real estate.

Unlike one- to four-family residential real estate loans, which we generally originate on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, we typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income produced by the property.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business or rental property itself and the general economic environment.  Therefore, commercial business loans that we originate have greater credit risk than one- to four-family residential real estate loans or, generally, consumer loans.  In addition, commercial business loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

At December 31, 2011, the average loan balance of our outstanding commercial business term loans was $283,000, and the largest outstanding balance of such loans was a $2.32 million loan secured by business assets.  This loan was performing in accordance with its repayment terms at December 31, 2011.

We believe that commercial business loans will provide growth opportunities for us, and we expect to increase, subject to our conservative underwriting standards and market conditions, this business line in the future.  The additional capital we receive in connection with the stock offering will increase our maximum lending limits and will allow us to increase the amounts of our loans to one borrower.

We also offer commercial loans utilizing the Small Business Administration’s 7a Program.  The 75% loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. During the year ended December 31, 2011, we originated SBA guaranteed commercial loans of $11.2 million.  The guaranteed portion of those loans originated in 2011 was sold for a premium of $503,000.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.  All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated to Freddie Mac, although we are also approved to sell to the Federal Home Loan Bank of Indianapolis.  On an ongoing basis, we consider our balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2011, we serviced $59.0 million of fixed-rate, one- to four-family residential real estate loans held by other institutions.

From time to time, we purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. Historically, the loan participations have been secured by commercial and multi-family real estate. In these circumstances, we follow our customary loan underwriting and approval policies.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2011	2010
	(In thousands)

Total loans at beginning of period	$153,624	$145,466

Loans originated:
Real estate loans:
One- to four-family residential (1)	18,178	23,591
Commercial and multi-family	17,570	4,928
Construction	29	10
Second mortgages and equity lines of credit	495	609
Consumer loans:
Indirect	21,784	23,003
Other	4,679	4,033
Commercial business	2,517	3,891
Total loans originated	65,252	60,065

Loans purchased:
Real estate loans:
One- to four-family residential	—	—
Commercial and multi-family	—	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	—
Total loans purchased	—	—

Loans sold:
Real estate loans:
One- to four-family residential	(10,187)	(11,223)
Commercial and multi-family	(8,520)	(1,746)
Construction	—	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	—
Total loans sold	(18,707)	(12,969)

Other:
Principal repayments	(60,319)	(53,123)
Advances on commercial and home equity lines-of-credit loans	16,220	14,185

Net loan activity	2,446	8,158
Total loans at end of period	$156,070	$153,624

(1)	For the years ended December 31, 2011 and 2010, includes $521,000 and $696,000 of non-owner-occupied one-to four-family residential loans, respectively.

Delinquencies and Non-Performing Assets

Delinquency Procedures.  When a borrower fails to make a required monthly loan payment by the last day of the month, a late notice is generated stating the payment and late charges due.  Our policies provide that borrowers are first contacted by phone or mail when they are 16 to 21 days past due to determine the reason for nonpayment and to discuss future payments.  Once the loan is considered in default, a certified letter is sent to the borrower explaining that the entire balance of the loan is due and payable. If the borrower does not respond, we will initiate foreclosure proceedings. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as Other Real Estate Owned until it is sold.  The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations.  After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Troubled Debt Restructurings.  We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We generally do not forgive principal or interest on loans. We may modify the terms of loans, to lower interest rates (which may be at below market rates), and/or to provide for longer amortization schedules (up to 40 years), and/or provide for interest-only terms.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2011, we had one loan for $594,000 that was classified as a troubled debt restructuring and this loan was included in our non-accrual loans at such date. This loan was secured by a strip mall shopping center located outside of our market area and is a loan in which we purchased a participation interest from a local community bank. The lead bank for this participation loan has initiated foreclosure proceedings.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2011			2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$40	$353	$265	$472	$—	$678
Non owner-occupied			425	145	—	922
Total one- to four-family residential	40	353	690	617	—	1,600
Commercial and multi-family			594	—	62	540
Construction	16	—	—	—	—	—
Second mortgages and equity lines of credit	6	—	22	9	—	88
Consumer loans	840	407	347	524	242	325
Commercial business			52	9	—	35
Total	$902	$760	$1,705	$1,159	$304	$2,588

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Federal Deposit Insurance Corporation to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses.  General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. Management reviews the status of each impaired loan on our watch list on a quarterly basis with the Directors’ Loan Committee and then with the full Board of Directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,”  “substandard,”  “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

See Note 3 to our Financial Statements beginning on page F-1 of this annual report for a description by loan category of our classified and special mention assets as of December 31, 2011 and December 31, 2010.

Non-Performing Assets.  We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.  Restructured loans are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for a reasonable period of time (typically six months) and the ultimate collectibility of the total contractual principal and interest is reasonably assured.

The following table sets forth information regarding our non-performing assets and troubled debt restructurings at the dates indicated.  Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential (1)	$582	$1,224	$1,236	1,640	—
Commercial and multi-family (2)	594	528	164	—	—
Construction	—	—	109	106	—
Second mortgages and equity lines of credit	14	11	143	142	—
Consumer loans	—	30	—	54	—
Commercial business	49	—	—	—	—
Total non-accrual loans	1,239	1,793	1,652	1,942	—

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential (3)	107	376	375	288	515
Commercial and multi-family	—	12	—	—	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	8	77	6	23	5
Consumer loans	347	295	183	154	96
Commercial business	3	35	—	—	—
Total accruing loans past due 90 days or more	465	795	564	465	616
Total of nonaccrual and 90 days or more past due loans	1,704	2,588	2,216	2,407	616

Real estate owned:
One- to four-family	284	688	586	184	131
Multi--family	—	—	—	—	—
Commercial	354	—	—	—	—
Other	98	98	—	—	—
Total real estate owned	736	786	586	184	131

Other non-performing assets	83	65	96	51	41

Total non-performing assets	2,523	3,439	2,898	2,642	788

Troubled debt restructurings – commercial and multifamily real estate	—	594	—	—	—

Troubled debt restructurings and total non-performing assets	$2,523	$4,033	$2,898	$2,642	$788

Total non-performing loans to total loans	1.10%	1.69%	1.52%	1.73%	0.46%
Total non-performing assets to total assets	1.05%	1.59%	1.52%	1.49%	0.46%
Total non-performing assets and troubled debt restructurings to total assets	1.05%	1.87%	1.52%	1.49%	0.46%

(1)	At December 31, 2011 and 2010, includes $265,000 and $826,000 of non-owner- occupied one- to four-family residential real estate loans, respectively.
(2)	At December 31, 2011, includes $594,000 of troubled debt restructurings.
(3)	At December 31, 2010, includes $96,000 of non-owner-occupied one- to four-family residential real estate loans, respectively.

Interest income that would have been recorded for the years ended December 31, 2011 and 2010, had nonaccruing loans been current according to their original terms amounted to $191,000 and $42,000, respectively.  No interest for these periods was recognized on these loans nor included in net income for the years ended December 31, 2011 and 2010, respectively.

Non-performing one- to four-family residential real estate loans totaled $690,000 at December 31, 2011 and consisted of 13 loans of which the largest totaled $147,000.

We had one non-performing commercial and multi-family real estate loan at December 31, 2011 with a balance of $594,000 which was secured by a strip shopping mall located outside of our market area.

Other non-performing loans totaled $421,000 at December 31, 2011.

Other real estate owned totaled $736,000 at December 31, 2011, which consisted primarily of one- to four-family residential properties and commercial real estate.

There were no other loans at December 31, 2011 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses.  Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements:  (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation. We have increased general and specific allowances for our residential real estate loans over the past several quarters, in part, because the values of residential real estate in our local markets securing our portfolio have declined significantly and may continue to decline.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using the original independent appraisal, adjusted for current economic conditions and other factors, and related general or specific reserves are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Specific Allowances for Identified Problem Loans.  We establish a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.  In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets.  This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio.  The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

As an integral part of their examination process, the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions will periodically review our allowance for loan losses.  Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007

Allowance at beginning of period	$1,699	$1,113	$706	$512	$501
Provision for loan losses	1,625	1,294	1,589	525	215
Charge offs:
Real estate loans:
One- to four-family residential	(630)	(330)	(522)	(222)	(16)
Commercial and multi-family	(264)	—	(45)	—	(32)
Construction	—	—	(15)	—	—
Second mortgages and equity lines of credit	(89)	—	—	(3)	—
Consumer loans	(494)	(358)	(489)	(230)	(155)
Commercial business	(19)	(39)	(199)	—	(15)
Total charge-offs	(1,496)	(727)	(1,270)	(455)	(218)

Recoveries:
Real estate loans:
One- to four-family residential	12	4	23	67	—
Commercial and multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	—	—	—	—
Consumer loans	64	15	65	57	14
Commercial business	—	—	—	—	—
Total recoveries	76	19	88	124	14

Net (charge-offs) recoveries	(1,420)	(708)	(1,182)	(331)	(204)

Allowance at end of period	$1,904	$1,699	$1,113	$706	$512

Allowance to non-performing loans	111.74%	65.65%	50.23%	29.33%	83.12%
Allowance to total loans outstanding at the end of the period	1.22%	1.11%	0.77%	0.51%	0.38%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.91)%	(0.47)%	(0.81)%	(0.24)%	(0.16)%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31, 2011			At December 31, 2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$642	33.72%	36.44%	$700	41.20%	38.37%
Commercial and multi-family	593	31.14	19.41	336	19.78	17.71
Construction	4	0.21	1.78	7	0.41	1.29
Second mortgages and equity lines of credit	29	1.52	2.92	18	1.06	3.25
Consumer loans	491	25.79	33.67	531	31.25	34.63
Commercial business	145	7.62	5.78	107	6.30	4.75
Total allowance for loan losses	$1,904	100.00%	100.00%	$1,699	100.00%	100.00%

	At December 31,
	2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$420	37.73%	39.36%	$313	44.33%	45.74%
Commercial and multi-family	135	12.13	17.20	70	9.92	13.26
Construction	23	2.07	0.90	6	0.85	1.48
Second mortgages and equity lines of credit	71	6.38	3.72	19	2.69	4.57
Consumer loans	388	34.86	35.15	289	40.93	32.80
Commercial business	76	6.83	3.67	9	1.28	2.15
Total allowance for loan losses	$1,113	100.00%	100.00%	$706	100.00%	100.00%

	2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate loans:
One- to four-family residential	$197	38.47%	46.33%
Commercial and multi-family	51	9.96	13.30
Construction	24	4.69	2.10
Second mortgages and equity lines of credit	13	2.54	4.54
Consumer loans	216	42.19	31.61
Commercial business	11	2.15	2.12
Total allowance for loan losses	$512	100.00%	100.00%

At December 31, 2011, our allowance for loan losses represented 1.22% of total loans and 111.74% of nonperforming loans, and at December 31, 2010, our allowance for loan losses represented 1.11% of total loans and 65.65% of nonperforming loans. The allowance for loan losses was $1.9 million at December 31, 2011 and was $1.7 million at December 31, 2010, due to a provision for loan losses of $1.6 million, offset by net charge-offs of $1.4 million.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may request us to increase our allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General.  The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate our interest rate risk, and to generate a favorable return on idle funds within the context of our interest rate and credit risk objectives.  In recent years beginning with the recession which began in 2008 and the subsequent challenging economic environment, our strategy has been to reduce the maturities of our investment securities portfolio. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our board of directors is responsible for adopting our investment policy.  The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the board of directors.  Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer.  All investment transactions are reviewed at regularly scheduled monthly meetings of the board of directors.

Our current investment policy permits, with certain limitations, investments in securities issued by the United States Government and its agencies or government sponsored enterprises, mortgage-backed securities and, to a lesser extent, corporate debt securities, commercial paper, certificates of deposits in other financial institutions, investments in bank-owned life insurance, collateralized mortgage obligations, asset-backed securities, real estate mortgage investment conduits, securities sold under agreements to repurchase, and debt securities of state and political subdivisions.

At December 31, 2011, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of our equity at that date.

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities.  Our current policy does not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

At December 31, 2011, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

Municipal Bonds.  At December 31, 2011, the carrying value of municipal bonds in our portfolio totaled $2.7 million.  These securities generally provide similar to higher yields than other investments in our securities investment portfolio.  While they do not provide the liquidity of other securities, we maintain these investments, to the extent appropriate, for tax planning, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities.  At December 31, 2011, the carrying value of our mortgage-backed securities portfolio totaled $47.9 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as West End Bank, S.B.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.  Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored entities, such as Fannie Mae and Freddie Mac.

Residential mortgage-backed securities issued by United States Government agencies and government-sponsored entities are more liquid than individual mortgage loans because there is an active trading market for such securities.  In addition, residential mortgage-backed securities may be used to collateralize our borrowings.  Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities.  Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Our investment policy also authorizes the investment in collateralized mortgage obligations (“CMOs”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae.   We limit CMO investments to those classes of CMOs carrying the most stable cash flows and lowest prepayment risk of any class of CMOs and which pass the Federal Financial Institutions Examination Council’s average life restriction tests at the time of purchase.

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Indianapolis in connection with our borrowing activities totaling $1.7 million at December 31, 2011.  The common stock of such entity is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable.  At December 31, 2011, our balance in bank-owned life insurance totaled $4.7 million and was issued by three insurance companies.

Securities Portfolio Composition.  The following table sets forth the amortized cost and fair value of our securities portfolio, all of which were available for sale, at the dates indicated.  Securities available for sale are carried at fair value.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and federal agency	$—	$—	$7,510	$7,539	$5,570	$5,594
Municipal bond	2,705	2,742	—	—	—	—
Mortgage-backed securities – GSE residential	30,339	30,520	15,140	15,337	17,254	17,503
Collateralized mortgage obligations	14,570	14,616	18,344	18,340	1,579	1,603
Total available for sale	$47,614	$47,878	$40,994	$41,216	$24,403	$24,700

Securities Portfolio Maturities and Yields.  The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2011.  Securities available for sale are carried at fair value.  Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments.  Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2011	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Municipal bonds	$—	—%	$—	—%	$762	2.71%	$1,943	3.59%	$2,705	3.33%
Mortgage-backed securities – GSE residential	—	—%	122	3.75%	3,586	3.27%	26,631	2.63%	30,339	2.71%
Collateralized mortgage obligation	—	—%	—	—%	1,855	1.50%	12,715	1.80%	14,570	1.76%
Total available for sale	$—	—%	$122	3.75%	$6,203	2.67%	$41,289	2.42%	$47,614	2.45%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  We also use borrowings, primarily Federal Home Loan Bank of Indianapolis advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds.  In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. To a lesser extent, we may utilize repurchase agreements or Federal Fund Sold as funding sources

Deposits.  Our deposits are generated primarily from residents within our primary market area.  We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  We have not in the past nor presently have any brokered or Internet deposits.  However, dependent on our future needs for, we could utilize this avenue for liquidity purposes.

In recent years, we have focused on deposit generation from small- and mid-sized businesses and professional in our market area through aggressive marketing campaigns, including our Business Links program, a selection of commercial deposit services, including deposit pick-up services and, as requested, remote capture. Additionally, we offer non-conforming loan products on one- to four-family residential real estate loans in connection with which the borrower is required to open a money market deposit account with us.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service, long-standing relationships with customers, and the favorable image of West End Bank, S.B. in the community are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is impacted by the competitive market in which we operate which includes numerous financial institutions of varying sizes offering a wide range of products.  We often use promotional rates to meet asset/liability and market segment goals.

The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on our experience, we believe that non-interest-bearing and interest-bearing checking, money market and savings accounts may be somewhat more stable sources of deposits than certificates of deposits.  Also, we believe that our deposits allow us a greater opportunity to connect with our customers and offer them other financial services and products. As a result, we have used marketing and other initiatives to increase such accounts.  However, it can be difficult to attract and maintain such deposits at favorable interest rates under current market conditions.

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Year Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing	$8,847	4.84%	$7,882	4.15%	$6,004	4.13%
Checking	25,496	13.93	23,570	13.44	15,664	10.78
Money market	34,595	18.90	31,376	17.89	18,922	13.03
Savings	14,559	7.96	12,419	7.08	10,801	7.44
Certificates and other time deposits of $100,000 or more	32,218	17.61	34,381	19.61	28,636	19.71
Other certificates and time deposits	67,260	36.76	66,343	37.83	65,242	44.91
Total	$182,975	100.00%	$175,971	100.00%	$145,269	100.00%

As of December 31, 2011, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $32.2 million.  The following table sets forth the maturity of these certificates as of December 31, 2011.

At December 31, 2011
(In thousands)
Maturity Period:
Three months or less	$4,566
Over three through six months	2,649
Over six through twelve months	8,596
Over twelve months	16,407
Total	$32,218

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)

INTEREST RATE:
Less than 1%	$12,337	$4,848	$480
1.00% - 1.99%	61,645	40,874	21,289
2.00% - 2.99%	19,216	33,280	39,345
3.00% - 3.99%	3,967	6,640	10,486
4.00% - 4.99%	1,954	14,368	21,488
5.00% - 5.99%	359	714	790

Total	$99,478	$100,724	$93,878

Borrowings.  Our borrowings currently consist of advances from the Federal Home Loan Bank of Indianapolis. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

From time to time during recent years, we have utilized short-term borrowings to fund loan demand.  To a limited extent, we have also used borrowings where market conditions permit to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost.  From time to time, we have obtained advances with terms of more than one year to extend the term of our liabilities.

At December 31, 2011, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $10.1 million.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the periods indicated.

	Year Ended December 31,
	2011	2010	2009

Average amount outstanding during the period:
FHLB advances	$24,066	$18,591	$25,901
Weighted average interest rate during the period:
FHLB advances	2.33%	3.49%	3.71%
Balance outstanding at end of period:
FHLB advances	27,000	22,000	27,200
Weighted average interest rate at end of period:
FHLB advances	2.28%	2.05%	3.33%

Expense and Tax Allocation

West End Bank, S.B. has entered into an agreement with West End Indiana Bancshares, Inc. to provide it with certain administrative support services for compensation not less than the fair market value of the services provided.  In addition, West End Bank, S.B. and West End Indiana Bancshares, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2011, we had 62 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

West End Bank, S.B. is examined and supervised by the Division of Banking of the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors.  These regulators are not, however, generally charged with protecting the interests of shareholders of West End Indiana Bancshares, Inc.  Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  West End Bank, S.B. also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System.  West End Bank, S.B.’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of West End Bank, S.B.’s mortgage documents.

The Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation have extensive enforcement authority over Indiana-chartered savings banks, such as West End Bank, S.B. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound banking practices.

The Indiana Department of Financial Institutions has established a schedule for the assessment of “supervisory fees” for all Indiana savings banks to fund the operations of the Indiana Department of Financial Institutions. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Indiana savings banks with the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions also assesses fees for examinations conducted by the Indiana Department of Financial Institutions’ staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2011, West End Bank, S.B. paid approximately $23,800 in supervisory fees and no examination fees.  The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

The material regulatory requirements that are applicable to West End Bank, S.B. and West End Indiana Bancshares, Inc. are described below.  This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on West End Bank, S.B. and West End Indiana Bancshares, Inc. Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Indiana Department of Financial Institutions, the Federal Reserve Board, or Congress, could have a material adverse impact on West End Indiana Bancshares, Inc. and West End Bank, S.B., and their operations.

As a savings and loan holding company, West End Indiana Bancshares, Inc. is required to file certain reports with, and is subject to inspection and supervision by the Federal Reserve Bank of Chicago, and otherwise must comply with the rules and regulations of the Federal Reserve Board.  West End Indiana Bancshares, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

New Federal Legislation

The Dodd-Frank Act has significantly changed the bank regulatory structure and has affected the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated the Office of Thrift Supervision on July 21, 2011.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like West End Indiana Bancshares, Inc., in addition to bank holding companies which it regulates.  As a result, the Federal Reserve Board’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like West End Indiana Bancshares, Inc., unless an exemption exists.  These capital requirements are substantially similar to the capital requirements currently applicable to West End Bank, S.B. as described in “–Federal Banking Regulation–Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as West End Bank, S.B., including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Savings Bank Regulation

As an Indiana savings bank, West End Bank, S.B. is subject to federal regulation and supervision by the Federal Deposit Insurance Corporation and to state regulation and supervision by the Indiana Department of Financial Institutions. West End Bank, S.B.’s deposit accounts are insured by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. West End Bank, S.B. is not a member of the Federal Reserve System.

Both federal and Indiana law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires savings banks, among other things, to make deposited funds available within specified time periods.

Under Federal Deposit Insurance Corporation regulations, an insured state chartered bank, such as West End Bank, S.B., is prohibited from engaging as principal in activities that are not permitted for national banks, unless: (i) the Federal Deposit Insurance Corporation determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

Branching and Interstate Banking. The establishment of branches by West End Bank, S.B. is subject to approval of the Indiana Department of Financial Institutions and Federal Deposit Insurance Corporation and geographic limits established by state laws. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things, (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, subject to the right of individual states to “opt out” of this authority, and (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

Qualified Thrift Lender Test.  In order for West End Indiana Bancshares, Inc. to be regulated as a savings and loan holding company by the Federal Reserve Board (rather than as a bank holding company by the Federal Reserve Board), West End Bank, S.B. must satisfy the “qualified thrift lender” or “QTL,” test. Under the QTL test, West End Bank, S.B. must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period.  “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

West End Bank, S.B. also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

At December 31, 2012, West End Bank, S.B. maintained 93% of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

Transactions with Related Parties.  A savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated by the Board of Governors of the Federal Reserve System.  An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as West End Bank, S.B.  West End Indiana Bancshares, Inc. is an affiliate of West End Bank, S.B.  In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements.  In addition, applicable regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  Applicable regulators require savings banks to maintain detailed records of all transactions with affiliates.

West End Bank, S.B.’s authority to extend credit to its directors, executive officers and 10% or greater stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Board of Governors of the Federal Reserve System.  Among other things, these provisions require that extensions of credit to insiders:

(i)
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of West End Bank, S.B.’s capital.

In addition, extensions of credit in excess of certain limits must be approved in advance by West End Bank, S.B.’s Board of Directors.

Capital Requirements. Under Federal Deposit Insurance Corporation regulations, state-chartered banks, such as West End Bank, S.B., are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the Federal Deposit Insurance Corporation determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings, and in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 4%. Tier 1 capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing assets, purchased credit card relationships, credit-enhancing interest-only strips and certain deferred tax assets), identified losses, investments in certain financial subsidiaries and non-financial equity investments.

In addition to the leverage capital ratio (the ratio of Tier I capital to total assets), state chartered banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 capital (also referred to as supplementary capital) items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the Federal Deposit Insurance Corporation risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk-weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank’s risk-weighted assets.

Dividend Limitations. West End Indiana Bancshares, Inc. is a legal entity separate and distinct from West End Bank, S.B.  The primary source of West End Indiana Bancshares, Inc.’s cash flow, including cash flow to pay dividends on West End Indiana Bancshares, Inc.’s common stock, is the payment of dividends to West End Indiana Bancshares, Inc. by West End Bank, S.B. Under Indiana law, West End Bank, S.B. may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by West End Bank, S.B.’s board. However, West End Bank, S.B. must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by West End Bank, S.B. during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the Federal Deposit Insurance Corporation has the supervisory authority to prohibit West End Bank, S.B. from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound banking practice in light of the financial condition of West End Bank, S.B.  In addition, since West End Bank, S.B. is a subsidiary of a savings and loan holding company, West End Bank, S.B. must file a notice with the Federal Reserve Bank of Chicago at least 30 days before the board of directors of West End Bank, S.B. declares a dividend or approves a capital distribution.

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 31, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was $926,000.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits.  The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 1.00 cents for each $100 in domestic deposits maintained at an institution.  Assessments related to the FICO bond obligations were not subject to the December 31, 2009 prepayment.

For the year ended December 31, 2011, the Bank expensed $248,000 related to the FICO bonds and deposit insurance assessments.  Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012.

Federal Home Loan Bank System.  West End Bank, S.B. is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Indianapolis, West End Bank, S.B. is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2011, West End Bank, S.B. was in compliance with this requirement.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), West End Bank, S.B. has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation in connection with its examination of West End Bank, S.B., to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by West End Bank, S.B. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, West End Bank, S.B. was rated “satisfactory” with respect to its CRA compliance.

Prompt Corrective Regulatory Action.  The Federal Deposit Insurance Corporation Improvement Act requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The Federal Deposit Insurance Corporation may order savings banks which have insufficient capital to take corrective actions. For example, a savings bank which is categorized as “undercapitalized” would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank would be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

West End Bank, S.B. is “well capitalized” under the prompt corrective action rules.

Other Regulations

Interest and other charges collected or contracted for by West End Bank, S.B. are subject to state usury laws and federal laws concerning interest rates.  West End Bank, S.B.’s operations are also subject to federal and state laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act;

●	Indiana High Risk Home Loan Act, which protects borrowers who enter into high risk home loans;

●	Indiana Predatory Lending Database Program, which helps provide counseling for homebuyers in connection with certain loans; and

●	rules and regulations of the various federal and state agencies charged with the responsibility of implementing such laws.

The operations of West End Bank, S.B. also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●
The USA PATRIOT Act, which requires savings banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

Pursuant to the Dodd-Frank Act, as of July 21, 2011, the Federal Reserve Board succeeded the Office of Thrift Supervision as the regulator for savings and loan holding companies, such as West End Indiana Bancshares, Inc.

General.  West End Indiana Bancshares, Inc. is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, West End Indiana Bancshares, Inc. is registered with the Federal Reserve Board and subject to inspection and supervision by the Federal Reserve Bank of Chicago. West End Indiana Bancshares, Inc. is subject to the Federal Reserve Board regulations (including applicable regulations of the former Office of Thrift Supervision), and reporting requirements.  In addition, the Federal Reserve Board has enforcement authority over West End Indiana Bancshares, Inc. and its non-insured subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Dividends.  The Federal Reserve Board has issued a policy guidance regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of West End Indiana Bancshares, Inc. to pay dividends or otherwise engage in capital distributions.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Permissible Activities. Under present law, the business activities of West End Indiana Bancshares, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including West End Indiana Bancshares, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Bank of Chicago.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Bank of Chicago must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Bank of Chicago is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  We are subject to further reporting requirements beginning with the year ending December 31, 2012 under the requirements of the Sarbanes-Oxley Act.

TAXATION

Federal Taxation

General.  West End Indiana Bancshares, Inc. and West End Bank, S.B. are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to West End Indiana Bancshares, Inc. and West End Bank, S.B.

Method of Accounting.  For federal income tax purposes, West End Bank, S.B. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns.  The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2011, West End Bank, S.B. had minimum tax credit carryforward of $6,000.

Corporate Dividends.  We may exclude from our income 100% of dividends received from West End Bank, S.B. as a member of the same affiliated group of corporations.

Audit of Tax Returns.  West End Bank, S.B.’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Indiana State Taxation. West End Indiana Bancshares, Inc., and West End Bank, S.B. are subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 8.5% on apportioned “adjusted gross income.” “Adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several modifications pursuant to Indiana tax regulation.

Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. West End Bank, S.B.’s state income tax returns have not been audited in recent years.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.westendbank.com.  Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.               Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as West End Indiana Bancshares, Inc.

ITEM 1B.               Unresolved Staff Comments

None.

ITEM 2.                  Properties

As of December 31, 2011, the net book value of our office properties was $3.2 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main (Richmond) Office:

34 South 7th Street Richmond, Indiana 47374	Owned	1958	10,468	$617

Other Properties:

Eastside Office: 101 South 37th Street Richmond, Indiana 47374	Owned	2004	3,352	1,259

Hagerstown Office: 10 East Main Street Hagerstown, Indiana 47343	Owned	1962	1,300	191

Liberty Office: 207 North Main Street Liberty, Indiana 47353	Owned	2009*	2,330	755

Other Properties: 48 South 7th Street Richmond, Indiana 47374	Owned	2010	No building on site (adjacent to main office)	200

45 South 7th Street Richmond, Indiana 47374	Owned	1999	2,232	189

37 South 7th Street Richmond, Indiana 47374	Owned	2011	No building on site (adjacent to main office)	29

ITEM 3.                  Legal Proceedings

At December 31, 2011, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.                  Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information, Holders and Dividend Information.  Our common stock is quoted on the OTC Bulletin Board under the symbol “WEIN.”  The number of holders of record of West End Indiana Bancshares, Inc.’s common stock as of December 31, 2011, was 0.  Shares of West End Indiana Bancshares, Inc. common stock did not begin trading until January 11, 2012. The approximate number of holders of record of West End Indiana Bancshares, Inc.’s common stock as of March 26, 2012 was 203.  Certain shares of West End Indiana Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

West End Indiana Bancshares, Inc. does not currently pay cash dividends on its common stock. Dividend payments by West End Indiana Bancshares, Inc. are dependent on dividends it receives from West End Bank, S.B., because West End Indiana Bancshares, Inc. has no source of income other than dividends from West End Bank, S.B., earnings from the investment of proceeds from the sale of shares of common stock retained by West End Indiana Bancshares, Inc. and interest payments with respect to West End Indiana Bancshares, Inc.’s loan to the Employee Stock Ownership Plan.  See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b)           Sales of Unregistered Securities.  Not applicable.

(c)           Use of Proceeds. On June 24, 2011, the Boards of Directors of West End Bank, S.B. and its former mutual holding company, West End Bank, MHC adopted a plan of conversion and reorganization (the “Plan”), pursuant to which West End Bank, MHC would convert from the mutual to the stock form of ownership, and West End Indiana Bancshares, Inc. would sell shares of common stock to the public. On July 12, 2011, West End Indiana Bancshares, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-175509) with respect to the shares to be offered and sold pursuant to the Plan. West End Indiana Bancshares, Inc. registered for offer and sale up to 2,154,000 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on November 10, 2011.

The public stock offering closed on January 10, 2012, and on January 11, 2012 the common stock began trading on the OTC Bulletin Board under the symbol “WEIN.”

In accordance with the Plan and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of West End Bank, S.B., West End Bank, S.B.’s employee stock ownership plan and members of the general public. Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For their services, Keefe, Bruyette & Woods, Inc. received a management fee of $50,000 and a success fee of 1.50% of the dollar value of the shares sold in the subscription offering, excluding shares sold to the employee stock ownership plan, the 401(k) plan and to our officers, employees and directors and members of their immediate families, and a success fee of 2.00% of the dollar value of the shares sold in the community offering.  The success fee was reduced by the management fee.

The stock offering resulted in gross proceeds of $13.6 million through the sale of 1,363,008 shares at $10.00 per share. Additionally, we contributed 38,000 shares of the Common Stock to the West End Bank Charitable Foundation. Accordingly, upon completion of the Offering, the Company had outstanding 1,401,008 shares of Common Stock.

Expenses related to the offering were approximately $1.1 million, including a fee of $314,000 paid to Keefe, Bruyette & Woods, Inc.  West End Indiana Bancshares, Inc. received net proceeds from the initial public offering of $12.49 million and loaned $1.12 million to West End Bank, S.B.’s employee stock ownership plan to enable it to purchase 112,080 shares of common stock in the offering. The remaining net proceeds were $11.37 million, of which $7.50 million was contributed to West End Bank, S.B. in the form of additional paid in capital, and the remainder has been retained by West End Indiana Bancshares, Inc. to be utilized for general corporate purposes with funds currently deposited in a money market deposit account.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans.  None.

(e)           Stock Repurchases.  Not applicable.

(f)           Stock Performance Graph.  Not required for smaller reporting companies.

ITEM 6.                 Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of West End Bank, MHC and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2011 and December 31, 2010 and our results of operations for the years ended December 31, 2011 and 2010.  This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K. West End Indiana Bancshares, Inc. had not engaged in any activities at December 31, 2011; and therefore, the information reflected in this section reflects the consolidated financial performance of West End Bank, MHC.

Overview

We historically operated as a traditional thrift institution headquartered in Richmond, Indiana.  However, beginning in 2003, we began an evolution toward more of a commercial bank style of operation. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans.  We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities and mortgage-backed securities, including collateralized mortgage obligations.  At December 31, 2011, we had total assets of $240.8 million, total deposits of $183.0 million and total equity of $18.0 million.

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income currently consists primarily of service charges on deposit accounts, loan servicing income, gain on sales of securities and loans, debit card income, income from bank-owned life insurance and miscellaneous other income.  Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, ATM charges, professional fees, advertising and other operating expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

During recent years, in order to reduce our vulnerability to changes in interest rates and enhance our net interest rate spread, we have increased our acquisitions of indirect automobile loans and commercial and multi-family real estate loans. At December 31, 2011 our indirect automobile loan portfolio had an average life of 2 years 5 months which allows us to reinvest these funds into market-rate loans as interest rates change.  Additionally, we sell into the secondary market the majority of our fixed-rate one- to four-family residential real estate loans that we originate.  As part of our asset/liability management, we have also increased our core deposits (which we consider to be non-interest bearing and interest bearing checking, money market and statement savings accounts). Finally, we have also employed a strategy to shorten our investment portfolio maturities in recent years.

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy.  Highlights of our current business strategy include the following:

●
Increasing our holdings of loans other than one- to four-family residential real estate loans.  While we will continue to emphasize one- to four-family residential real estate loans, we also intend, subject to market conditions, to increase our holdings of indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, other consumer loans and commercial business loans, in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between December 31, 2009 and December 31, 2011, indirect loans and other consumer loans increased $1.4 million, or 2.7%, commercial and multi-family real estate loans increased $5.3 million, or 21.1%, and commercial business loans increased $3.7 million, or 69.1%, and we expect that these loan categories will continue to provide growth opportunities.

●
Continuing to emphasize the origination of one- to four-family residential real estate loans, while increasing, to the extent practicable, the amount of our adjustable-rate residential mortgage loans. We are and will continue to be primarily a one- to four-family residential real estate lender to borrowers in our market area.  As of December 31, 2011, $56.9 million, or 36.4%, of our total loans and 23.6% of our total assets consisted of one- to four-family residential real estate loans, compared to $57.3 million, or 39.4%, of total loans and 30.1% of total assets at December 31, 2009.  To the extent practicable under applicable market conditions, we seek to emphasize the origination of adjustable-rate residential mortgage loans for retention in our portfolio.

●
Managing interest rate risk, including following our strategy of selling most of our fixed-rate one- to four-family residential real estate loans into the secondary market, while attempting to maximize, to the extent practicable, our net interest margin.  During the last several years, we have taken steps that are intended to increase our net interest margin as well as our ability to manage our interest rate risk in the future.  In particular, we have increased our holdings of indirect automobile loans and commercial and multi-family real estate loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family residential real estate loans.  We have also reduced the average maturity in our investment securities portfolio and in 2010 we replaced variable rate FHLB advances with 5-year fixed term advances to capture historically low rates. In addition, we perform on an ongoing basis, an asset/liability management analysis to determine the amount of fixed-rates loans to sell into the secondary market, and in recent years, based on these ongoing analyses, we have sold most of our fixed-rate one- to four-family residential real estate loans that we originate, while retaining the servicing rights.

●
Maintaining strong asset quality.  We have sought to build strong asset quality by following conservative underwriting guidelines, sound loan administration, and generally focusing on secured loans located in our market area. Our non-performing assets and troubled debt restructurings totaled $2.5 million or 1.05% of total assets at December 31, 2011.  Our total nonperforming loans and troubled debt restructurings to total loans ratio was 1.05% at December 31, 2011.  Total loan delinquencies greater than 90 days and non-accrual loans, as of December 31, 2011, were $1.7 million, or 1.10% of total loans.

●
Executing our cross-marketing strategy, including community outreach programs, to enhance our profile in our market area, increase our relationships with small- to mid-sized businesses and professionals, and build our core deposits.  We are seeking to build our demand, NOW, statement savings and money market deposits and seeking to reduce our reliance on borrowings and certificates of deposit for liquidity purposes and to fund loan demand. We believe such core deposits not only have favorable cost and interest rate change resistance but also allow us greater opportunity to connect with our customers and offer them other financial services and products. In recent years, we have grown our core deposits from commercial business customers through our various marketing strategies. Those strategies include our Business Links program (a suite of services provided to small- and mid-sized businesses and professionals in our market area), deposit pick up service, remote capture, mobile banking, enhanced online banking, electronic statements and social media implementation on Facebook, Twitter and LinkedIn. Our school branch program in an elementary school and a high school in Richmond, Indiana provides limited-service branches operated by students as well as financial education classes taught by West End Bank, S.B. employees.  Additionally, our new charitable foundation that we established in connection with the conversion and stock offering will provide us continued opportunities to grow our brand recognition in our market area.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies.  We consider the following to be our critical accounting policies:

Allowance for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred credit losses in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged against income.  In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for West End Bank, MHC.  The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

Since a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans.  Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined.  The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the value of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

The analysis of the allowance for loan losses has two components: specific and general allocations.  Specific allocations are made for loans that are determined to be impaired.  Impairment loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating classified loans from the remaining loans, and then categorizing each group by type of loan.  Loans within each type exhibit common characteristics including terms, collateral type, and other risk characteristics.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations.

Mortgage Servicing Rights.  We sell to investors a portion of our originated one- to four-family residential real estate loans.  When we acquire mortgage servicing rights through the origination of mortgage loans and the sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value.  As of December 31, 2011, we were servicing loans sold to others totaling $59.0 million.  We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method.  We have elected to initially and subsequently measure the mortgage-servicing rights for residential mortgage loans using the fair value method.  Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable mortgage-servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model calculates the present value of the future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  The valuation model uses a discounted cash flow methodology.  These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage-servicing right and may result in a reduction to our other income.

The key economic assumptions made in determining the fair value of the mortgage servicing rights at December 31, 2011 included the following:

Annual constant prepayment speed (CPR):	19.2%

Weighted average life remaining:	3.01 years

Discount rate used:	5.9%

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage-servicing rights is netted against loan servicing fee income.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total assets increased $24.8 million, or 11.5%, to $240.8 million at December 31, 2011 from $216.0 million at December 31, 2010.  The increase was primarily the result of an increase in total cash and cash equivalents, investment securities available for sale and an increase in net loans.

Total cash and cash equivalents increased $14.4 million, or 174.1%, to $22.7 million at December 31, 2011 from $8.3 million at December 31, 2010. Interest-bearing demand deposits increased $14.2 million of which $11.7 million was funds held in escrow for stock purchases of West End Indiana Bancshares, Inc. The remaining increase in total cash and cash equivalents reflected normal cash and liquidity management, as well as seasonal deposit inflows from existing customers.

Securities classified as available for sale increased $6.7 million, or 16.2%, to $47.9 million at December 31, 2011 from $41.2 million at December 31, 2010, as management deployed funds from increased deposits to purchase these securities.  At December 31, 2011, securities classified as available for sale consisted of mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises, SBA loan pools and municipal bonds.

Net loans increased by $2.2 million, or 1.5%, to $154.1 million at December 31, 2011 from $151.8 million at December 31, 2010 as our loan mix changed slightly with increases of $1.7 million in commercial business, $3.1 million in commercial and multi-family, and $ 0.8 million in construction, partially offset by decreases of $2.1 million in one-to four family residential, $ 0.4 million in second mortgages and equity lines of credit and $ 0.6 million in consumer loans.

Deposits increased $7.6 million, or 4.3%, to $183.0 million at December 31, 2011 from $175.4 million at December 31, 2010.  The increase was a result of increased commercial accounts and normal business trends from existing customers. Additionally, the Bank held in escrow $11.7 million for West End Indiana Bancshares, Inc.

Federal Home Loan Bank advances increased $5.0 million or 22.7% to $27.0 million at December 31, 2011 from $22.0 million at December 31, 2010.  These additional advances were utilized as an asset liability management strategy to secure long term borrowings at the current low interest rates and purchase short term investments to reduce the gap between rate sensitive assets and liabilities.

Total equity increased to $18.0 million at December 31, 2011 from $17.3 million at December 31, 2010.  The increase resulted primarily from net income of $692,000 for the year ended December 31, 2011.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General.  Net income increased to $692,000 for the year ended December 31, 2011 compared to net income of $498,000 for the year ended December 31, 2010.  The increase in net income was primarily due to an increase in net interest income, which increased $1.0 million to $7.9 million for the year ended December 31, 2011 from $6.9 million for the year ended December 31, 2010, along with gains on sales of loans partially offset by loss on sale of other assets.

Interest Income.  Interest income increased $212,000, or 1.9%, to $11.1 million for the year ended December 31, 2011 from $10.9 million for the year ended December 31, 2010, as the increase in the average balance of interest-earning assets was partially offset by a decrease in the average yield on such assets.  The average balance of total interest-earning assets increased $12.6 million, or 6.5%, to $208.0 million for the year ended December 31, 2011 from $195.4 million for the year ended December 31, 2010.  The increase in total interest-earning assets was offset by a 24 basis point decrease in the average yield on interest-earning assets to 5.36% for the 2011 period from 5.60% for the 2010 period.

Interest income and fees on loans decreased minimally by $3,000, or 0.03%, to $10.1 million for the year ended December 31, 2011 from $10.1 million for the year ended December 31, 2010, as the increase in the average balance of loans was more than offset by a decrease in the average yield.  The average balance of loans increased $6.3 million, or 4.2%, to $155.3 million for the year ended December 31, 2011 from $149.1 million for the year ended December 31, 2010. However, the average yield on the loan portfolio decreased 28 basis points to 6.51% for the year ended December 31, 2011 from 6.79% for the year ended December 31, 2010, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock increased $214,000, or 26.3%, to $1.0 million for the year ended December 31, 2011 from $815,000 for the year ended December 31, 2010. The increase resulted primarily from an increase in the average balance of securities available for sale, which increased $8.6 million, or 25.5%, to $42.3 million for the year ended December 31, 2011 from $33.7 million for the 2010 period, as funds from increased deposits were deployed to purchase these securities. The average yield on the securities portfolio did not change remaining at 2.31% for the years ended December 31, 2011 and 2010.

Interest Expense.  Interest expense decreased $807,000, or 19.9%, to $3.2 million for the year ended December 31, 2011 from $4.0 million for the year ended December 31, 2010, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits.  The decrease resulted primarily from a decrease in interest expense on certificates of deposits of $665,000 and a decrease in interest expense on Federal Home Loan Bank advances of $88,000. The average rate we paid on deposits decreased 48 basis points to 1.58% for the year ended December 31, 2011 from 2.06% for the year ended December 31, 2010, as deposits repriced downward in the declining market interest rate environment. The average balance of interest-bearing deposits increased $5.1 million, or 3.1%, to $169.6 million for the year ended December 31, 2011 from $164.5 million for the year ended December 31, 2010. The increase in the average balance of our deposits resulted from increases in core deposits including interest and noninterest bearing checking, money market and savings accounts offset by decreases in certificates of deposit, reflecting our successful marketing efforts and increased core deposit balances from commercial loan customers.

The average balance of our certificates of deposit decreased by $8.6 million, or 8.1%, to $97.1 million for the year ended December 31, 2011 from $105.7 million for the year ended December 31, 2010.  The decline was strategic in allowing “hot money” to roll off and as needed, replaced with core deposits or FHLB advances. The interest expense on our certificates of deposit declined from $2.8 million to $2.2 million, due to the decrease of 45 basis points in the cost of these deposits to 2.22% for the 2011 period from 2.67% for the 2010 period, reflecting lower market interest rates.  Core interest-bearing deposit accounts increased $13.7 million, or 23.3%, to $72.5 million for the year ended December 31, 2011 from $58.8 million for the year ended December 31, 2010, as customers increased their liquidity and cross-marketing efforts with our commercial customers were increased.

Interest expense on core deposits decreased $53,000 to $518,000 for the year ended December 31, 2011 from $571,000 for the year ended December 31, 2010, reflecting lower market interest rates.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $88,000, or 13.6%, to $561,000 for the year ended December 31, 2011 from $649,000 for the year ended December 31, 2010, reflecting the lower market interest rate environment.

Net Interest Income.  Net interest income increased by $1.0 million, or 14.8%, to $7.9 million for the year ended December 31, 2011 from $6.9 million for the year ended December 31, 2010.  The increase reflected an increase in interest rate spread to 3.69% for the year ended December 31, 2011 from 3.39% for the year ended December 31, 2010, and an increase in net interest margin to 3.80% for the year ended December 31, 2011 from 3.53% for year ended December 31, 2010.  The increase in interest rate spread and net interest margin reflected primarily the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to interest-earning assets.

Provision for Loan Losses.  A provision for loan losses of $1.6 million was recorded for the year ended December 31, 2011 and $1.3 million for the year ended December 31, 2010.  The allowance for loan losses was $1.9 million, or 1.22% of total loans, at December 31, 2011, compared to $1.7 million, or 1.11% of total loans, at December 31, 2010.  Total nonperforming loans were $1.7 million at December 31, 2011, compared with $2.6 million at December 31, 2010.

The allowance for loan losses as a percentage of non-performing loans increased to 111.7% at December 31, 2011 from 65.7% at December 31, 2010. To the best of our knowledge, losses that are both probable and reasonable to estimate at December 31, 2011 and 2010 have been provided for.

Noninterest Income.  Noninterest income increased by $249,000, or 16.7%, to $1.7 million for the year ended December 31, 2011 from $1.5 million for the year ended December 31, 2010.  The increase was primarily due to gains from the sale of SBA loans of $503,000, offset by losses and adjustments taken on other real estate owned of $183,000.

Noninterest Expense. Noninterest expense increased $623,000, or 9.8%, to $7.0 million for the year December 31, 2011 from $6.4 million for the year ended December 31, 2010.  This increase was primarily attributable to increases in compensation and benefits due to an increased contribution to the defined benefit plan and medical insurance premiums, offset by a decline in FDIC insurance premiums.

Income Tax Expense.  $349,000 of income tax expense was recorded for the year ended December 31, 2011 compared to  $229,000 of income tax expense for the 2010 period, reflecting income of $1.0 million before income tax expense for the year ended December 31, 2011, compared to income before tax expense of $728,000 for the year ended December 31, 2010.  Our effective tax rate was 33.5% for the year ended December 31, 2011, compared to 31.5% for the year ended December 31, 2010.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  The following tables set forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated.  Average balances are derived from daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. No tax equivalent yield adjustments have been made.  The yields set forth below include the effect of loan fees, discounts and premiums that are amortized or accreted to interest income.

	For the Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$155,335	$10,117	6.51%	$149,072	$10,119	6.79%	$145,955	$10,031	6.87%
Investment securities	42,264	976	2.31	33,675	778	2.31	21,432	827	3.86
Other interest-earning assets	10,419	53	0.51	12,628	37	0.29	9,906	58	0.59
Total interest-earning assets	208,018	11,146	5.36	195,375	10,934	5.60	177,293	10,916	6.16

Noninterest-earning assets	13,237			13,271			11,158
Total assets	$221,255			$208,646			$188,451

Liabilities and equity:
Interest-bearing liabilities:
Checking	24,089	203	0.84	21,271	210	0.99	15,841	77	0.49
Money Market	34,317	244	0.71	25,882	302	1.17	14,780	248	1.68
Savings	14,088	71	0.50	11,641	59	0.51	9,954	51	0.51
Certificates and other time deposits of $100,000 or more	97,123	2,160	2.22	105,695	2,825	2.67	97,163	3,173	3.27
Total interest-bearing deposits	169,617	2,678	1.58	164,489	3,396	2.06	137,738	3,549	2.58

FHLB advances	24,066	561	2.33	18,591	649	3.49	25,901	961	3.71
Total interest-bearing liabilities	193,683	3,239	1.67	183,080	4,045	2.21	163,639	4,510	2.76

Noninterest-bearing demand deposits	8,665			6,982			6,443
Other noninterest-bearing liabilities	1,098			1,205			1,314
Total liabilities	203,446			191,267			171,396

Retained earnings	17,678			17,197			16,844
Accumulated other comprehensive income	131			182			211
Total equity	17,809			17,379			17,055
Total liabilities and equity	$221,255			$208,646			$188,451

Net interest income		$7,907			$6,889			$6,406
Interest rate spread			3.69%			3.39%			3.40%
Net interest margin			3.80%			3.53%			3.61%
Average interest-earning assets to average interest-bearing liabilities			107.40%			106.72%			108.34%

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate

Interest income:
Loans receivable	$416	$(418)	$(2)	$213	$(125)	$88
Investment securities	198	-	198	361	(410)	(49)
Other interest-earning assets	(7)	23	16	13	(34)	(21)
Total	607	(395)	212	587	(569)	18

Interest expense:
Deposits	103	(821)	(718)	622	(775)	(153)
FHLB advances	161	(249)	(88)	(258)	(54)	(312)

Total	264	(1,070)	(806)	364	(829)	(465)
Increase (decrease) in net interest income	$343	$675	$1,018	$223	$260	$483

Management of Market Risk

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.

Historically, we have relied on funding longer-term, higher interest-earning assets with shorter-term, lower interest-bearing deposits to earn a favorable net interest rate spread.  As a result, we have been vulnerable to adverse changes in interest rates.  Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk.  Among the techniques we are currently using to manage interest rate risk are:

1)
originating indirect automobile loans and other consumer loans, commercial and multi-family real estate loans and secured commercial business loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing demand deposit accounts;

2)	selling most of our long-term, fixed-rate one- to four-family residential real estate loans that we originate;

3)
lengthening the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Indianapolis;

4)	reducing our dependence on the acquisition of certificates of deposits and wholesale funding to support lending and investment activity;

5)	investing in shorter- to medium-term investment securities; and

6)	increasing other income as a percentage of total income.

Our Board of Directors is responsible for the review and oversight of our Asset/Liability Committee, which is comprised of our executive management team and other essential operational staff.  This committee is charged with developing and implementing an asset/liability management plan, and meets at least quarterly to review pricing and liquidity needs and assess our interest rate risk.  We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We use an earnings simulation analysis that measures the sensitivity of net interest income to various interest rate movements.  The base-case scenario is established using current interest rates.  The comparative scenarios assume an immediate parallel shock in increments of 100 basis point (bp) rate movements.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is run at least quarterly showing shocks from -300bp to +300bp.  At least annually, the model is run with a shock of +400bp and -300bp to +300bp with a non-parallel rate shift, meaning short-term and long-term rates would not move in equal increments.

The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.  Results of the modeling are used to provide a measure of the degree of volatility interest rate movements may influence our earnings.  Modeling the sensitivity of earnings to interest rate risk is decidedly reliant on numerous assumptions embedded in the model.  These assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates.  These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rate on net interest income.  Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions.  Assumptions are supported with annual back testing of the model to actual market rate shifts.

The table below sets forth, as of December 31, 2011 and 2010, the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.  In the below table, “12 Month Horizon” and “24 Month Horizon” represent the assumed length of time for which the designated immediate change in the interest rate would remain effective. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	At December 31,
	2011	2010
Change in Interest Rates (basis points)	Net Interest Change as a Percentage of Net Interest Income
12 Month Horizon
+300	4.72%	1.48%
+200	3.81%	1.96%
+100	2.30%	1.92%
0	(.55)%	0.59%
-100	(4.65)%	(5.08)%
-200	(6.99)%	(8.41)%
-300	(8.44)%	(10.60)%

24 Month Horizon
+300	.60%	(3.42)%
+200	.66%	(0.50)%
+100	(.24)%	1.59%
0	(3.10)%	1.84%
-100	(6.43)%	(1.36)%
-200	(10.28)%	(3.75)%
-300	(13.54)%	(7.74)%

The table above indicates that at December 31, 2011, in the event of a 200 basis point increase in interest rates, assuming a 12 month horizon, our net interest income would increase 3.81%. In the event of a 100 basis point decrease in interest rates, assuming a 12 month horizon, our net interest income would decrease by (4.65)%. A rising rate environment over a 24-month period shows a less favorable increase to our net interest income than the correlating rate change over a 12-month period.

Liquidity and Capital Resources

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $1.0 million and $3.0 million for 2011 and 2010, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(10.9 million) and $(26.1million) for 2011 and 2010, respectively. The 2010 period reflected our purchase of $38.5 million in securities held as available-for-sale while the 2011 period reflected purchases of $26.7 million. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $24.3 million (which includes $11.7 million held in escrow for purchases of West End Indiana Bancshares, Inc.) and $24.9 million for 2011 and 2010, respectively, resulting from our strategy of growing our public fund certificates of deposit, deposit accounts from our commercial borrowers and a general growth in all deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At December 31, 2011, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $17.7 million, or  7.7% of adjusted total assets, which is above the required level of $9.1 million, or 4.0%; and total risk-based capital of $19.6 million, or 12.7% of risk-weighted assets, which is above the required level of $12.3 million, or 8.0%. Accordingly West End Bank, S.B. was categorized as well capitalized at December 31, 2011. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2011, we had outstanding commitments to originate loans of $11.0 million and stand-by letters of credit of $1.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2011 totaled $50.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.  For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 10 of the Notes to our Consolidated Financial Statements beginning on page 57 of this annual report.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 16 of the notes to our consolidated financial statements beginning on page 57 of this annual report.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.              Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.               Financial Statements and Supplementary Data

West End Bank, MHC

Accountants’ Report and Consolidated Financial Statements

December 31, 2011 and 2010

West End Bank, MHC
As of December 31, 2011 and 2010
and Years Ended December 31, 2011 and 2010

201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46244-0998

Report of Independent Registered Public Accounting Firm

Board of Directors
West End Bank, MHC
Richmond, Indiana

We have audited the accompanying consolidated balance sheets of West End Bank, MHC as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and cash flows for the years then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West End Bank, MHC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Indianapolis, Indiana
March 29, 2012

West End Bank, MHC
Consolidated Balance Sheets
December 31, 2011 and 2010
(Dollars in Thousands)

	December 31
	2011	2010
Assets
Cash and due from banks	$1,941,859	$1,706,247
Interest-bearing demand deposits	20,792,596	6,587,359
Cash and cash equivalents	22,734,455	8,293,606
Investment securities available for sale	47,878,375	41,215,625
Loans held for sale	532,854	—
Loans, net of allowance for loan losses of $1,904,180 and $1,699,465 at December 31, 2011 and 2010, respectively	154,058,240	151,810,044
Premises and equipment	3,644,473	3,690,575
Federal Home Loan Bank stock	1,722,100	1,857,800
Interest receivable	1,029,716	886,224
Bank-owned life insurance	4,742,129	4,589,294
Foreclosed real estate held for sale	736,011	786,067
Other assets	3,723,565	2,860,137
Total assets	$240,801,918	$215,989,372
Liabilities and Equity
Liabilities
Deposits	$182,975,128	$175,370,652
Federal Home Loan Bank advances	27,000,000	22,000,000
Interest payable	116,909	141,517
Stock conversion proceeds in escrow	11,687,439	—
Other liabilities	984,659	1,157,359
Total liabilities	222,764,135	198,669,528
Commitments and Contingencies (Note 10)
Equity
Retained earnings	17,878,263	17,186,097
Accumulated other comprehensive income	159,520	133,747
Total equity	18,037,783	17,319,844
Total liabilities and equity	$240,801,918	$215,989,372

See Notes to Consolidated Financial Statements

West End Bank, MHC
Consolidated Statements of Income
Years Ended December 31, 2011 and 2010
(Dollars in Thousands)

	Years Ended December 31
	2011	2010

Interest and Dividend Income
Loans receivable, including fees	$10,116,770	$10,119,467
Investment securities	976,330	777,570
Other	52,811	37,187
Total interest income	11,145,911	10,934,224
Interest Expense
Deposits	2,678,080	3,395,960
Federal Home Loan Bank advances	560,576	649,371
Total interest expense	3,238,656	4,045,331
Net Interest Income	7,907,255	6,888,893
Provision for loan losses	1,625,000	1,294,000
Net Interest Income After Provision for Loan Losses	6,282,255	5,594,893
Other Income
Service charges on deposit accounts	577,882	551,116
Loan servicing income, net	(4,372)	69,428
Debit card income	195,746	155,126
Gain on sale of loans	786,241	331,073
Net realized gains on sales of available-for-sale securities	95,129	121,701
Gain on cash surrender value of life insurance	152,835	155,731
Gain (loss) on sale of other assets	(182,981)	56,313
Other income	120,636	51,523
Total other income	1,741,116	1,492,011
Other Expense
Salaries and employee benefits	3,742,005	3,303,767
Net occupancy	455,954	425,661
Data processing fees	286,417	287,891
Professional fees	218,553	285,754
Advertising	191,254	169,326
ATM charges	259,206	236,042
Postage and courier	168,727	150,919
FDIC insurance premiums	248,473	268,079
Other expenses	1,411,679	1,231,794
Total other expense	6,982,268	6,359,233
Income Before Income Tax	1,041,103	727,671
Income tax expense	348,937	229,286
Net Income	$692,166	$498,385

See Notes to Consolidated Financial Statements

West End Bank, MHC
Consolidated Statements of Equity
Years Ended December 31, 2011 and 2010
(Dollars in Thousands)

	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2010	$16,687,712	$179,013	$16,866,725

Comprehensive income
Net income	498,385		498,385
Change in unrealized gains on securities, net of reclassification adjustment and tax		(45,266)	(45,266)
Comprehensive income			453,119
Balance, December 31, 2010	17,186,097	133,747	17,319,844

Comprehensive income
Net income	692,166		692,166
Change in unrealized gains on securities, net of reclassification adjustment and tax		25,773	25,773
Comprehensive income			717,939
Balance, December 31, 2011	$17,878,263	$159,520	$18,037,783

See Notes to Consolidated Financial Statements

West End Bank, MHC
Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010
(Dollars in Thousands)

	Years Ended December 31
	2011	2010
Operating Activities
Net income	$692,166	$498,385
Items not requiring (providing) cash
Provision for loan losses	1,625,000	1,294,000
Depreciation and amortization	230,113	225,926
Deferred income taxes	124,268	(25,138)
Investment securities amortization, net	843,744	753,434
Investment securities gains	(95,129)	(121,701)
Loans originated for sale	(8,868,090)	—
Proceeds on loans sold	8,506,560	—
Gain on loans sold	(786,241)	(331,073)
Net change in
Interest receivable	(143,492)	(23,952)
Interest payable	(24,608)	(14,231)
Cash surrender value of life insurance	(152,835)	(155,731)
Prepaid FDIC insurance	232,718	247,310
Other adjustments	(1,138,123)	608,815
Net cash provided by operating activities	1,046,051	2,956,044
Investing Activities
Purchases of securities available for sale	(26,696,069)	(38,520,958)
Proceeds from maturities of securities available for sale	13,825,602	12,099,766
Proceeds from sales of securities available for sale	5,501,773	9,198,496
Proceeds from redemption of FHLB stock	148,500	229,700
Purchases of FHLB stock	(12,800)	—
Proceeds from sale of loans	1,878,159	11,223,231
Net change in loans	(5,508,125)	(20,327,406)
Purchase of premises and equipment	(244,681)	(318,875)
Proceeds from sale of foreclosed real estate	171,597	323,493
Other investing activities	38,927	(11,783)
Net cash used in investing activities	(10,897,117)	(26,104,336)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	8,850,764	23,255,913
Net change in certificates of deposit	(1,246,288)	6,845,943
Proceeds from stock conversion	11,687,439	—
Repayment of FHLB advances	(10,000,000)	(15,200,000)
Proceeds from FHLB advances	15,000,000	10,000,000
Net cash provided by financing activities	24,291,915	24,901,856
Net Change in Cash and Cash Equivalents	14,440,849	1,753,564
Cash and Cash Equivalents, Beginning of Year	8,293,606	6,540,042
Cash and Cash Equivalents, End of Year	$22,734,455	$8,293,606
Additional Cash Flows Information
Interest paid	$3,263,264	$4,059,562
Income tax paid	423,000	133,599
Real estate acquired in settlement of loans	939,480	767,825
Sale and financing of foreclosed real estate	653,238	296,503

See Notes to Consolidated Financial Statements

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and fair values of financial instruments.

Cash Equivalents

The Company considers all liquid investments with original maturities of six months or less to be cash equivalents.  At December 31, 2011 and 2010, cash equivalents consisted primarily of interest bearing demand deposits.

The Bank is required to maintain reserve funds in cash and/or deposit with the Federal Reserve Bank.  The reserve required at December 31, 2011 was $604,000.

Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000.  At December 31, 2011, the Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $18,700,000.  This amount included $17,251,000 held at the Federal Home Loan Bank and $1,449,000 held at the Federal Reserve Bank, which are not federally insured.

Investment Securities

All of the Bank’s investment securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, with the exception of mortgage-backed securities, which are amortized over an estimated average life.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below carrying value when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

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

The Company charges-off residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss.  The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge down to the net realizable value when other secured loans are 120 days past due.  Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all for classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

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

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

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

Premises and Equipment

Premises and equipment are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method for premises and the declining balance method for equipment based principally on the estimated useful lives of the assets.  Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.  Gains and losses on dispositions are included in current operations.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Mortgage-Servicing Rights

Mortgage-servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  The Company has elected to initially and subsequently measure the mortgage-servicing rights for consumer mortgage loans using the fair value method.  Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable mortgage-servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage-servicing right and may result in a reduction to noninterest income.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage-servicing rights is netted against loan servicing fee income.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

Income Tax

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes).  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes.  Other comprehensive income and accumulated other comprehensive income consist entirely of unrealized appreciation (depreciation) on available-for-sale securities.

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with difficult circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

At December 31, 2011, the Company held $30,295,000 in loans secured by commercial real estate, including loans secured by multi-family properties.  Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

December 31, 2011, the Company held $44,324,000 in indirect consumer loans.

The accompanying consolidated financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the consolidated financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 financial statement presentation.  These reclassifications had no effect on net income.

Note 2:	Securities

The amortized cost and approximate fair values of securities are as follows:

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Available for sale
Municipal bonds	$2,705	$38	$(1)	$2,742
Mortgage-backed securities - GSE residential	44,909	419	(192)	45,136
Total available for sale	$47,614	$457	$(193)	$47,878

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Available for sale
Federal agencies	$7,510	$29	$—	$7,539
Mortgage-backed securities - GSE residential	33,484	314	(121)	33,677
Total available for sale	$40,994	$343	$(121)	$41,216

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The amortized cost and fair value of securities available for sale at December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Municipal bonds - five to ten years	$762	$775
Municipal bonds - over ten years	1,943	1,967
	2,705	2,742
Mortgage-backed securities - GSE residential	44,909	45,136
Totals	$47,614	$47,878

Securities were pledged at December 31, 2011 totaled $741,000.  There were no securities pledged as of December 31, 2010.

Activities related to the sales of securities available for sale for the years ended December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Proceeds from sales of available-for sale securities	$5,502	$9,198
Gross gains on sales	95	130
Gross losses on sales	—	8

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2011 and 2010 was $16,377,000 and $12,484,000 which is approximately 34% and 30% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at December 31, 2011 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$850	$(1)	$—	$—	$850	$(1)
Mortgage-backed securities - GSE residential	15,527	(192)	—	—	15,527	(192)

Total securities	$16,377	$(193)	$—	$—	$16,377	$(193)

Securities with unrealized losses at December 31, 2010 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Mortgage-backed securities - GSE residential	$12,484	$(121)	$—	$—	$12,484	$(121)

Note 3:	Loans and Allowance

Categories of loans include:

	December 31
	2011	2010

Commercial	$9,017	$7,302
Real estate loans
Residential	56,868	58,949
Commercial and multi-family	30,295	27,208
Construction	2,786	1,984
Second mortgages and equity lines of credit	4,562	4,999
Consumer loans
Indirect	44,324	46,268
Other	8,218	6,914
	156,070	153,624
Less
Net deferred loan fees, premiums and discounts	108	115
Allowance for loan losses	1,904	1,699
Total loans	$154,058	$151,810

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The risk characteristics of each loan portfolio segment are as follows~~:~~

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

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

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

	Years Ended December 31
	2011	2010

Allowance for loan losses
Balances, January 1	$1,699	$1,113
Provision for losses	1,625	1,294
Recoveries on loans	76	19
Loans charged off	(1,496)	(727)
Balances, December 31	$1,904	$1,699

The following presents by portfolio class, the activity in the allowance for loan losses for the year ended December 31, 2011:

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$107	$700	$336	$7	$18	$531	$1,699
Provision for losses	57	560	521	(3)	100	390	1,625
Recoveries on loans	—	12	—	—	—	64	76
Loans charged off	(19)	(630)	(264)	—	(89)	(494)	(1,496)
Balance, end of year	$145	$642	$593	$4	$29	$491	$1,904

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio class and impairment method as of December 31, 2011 and 2010:

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$145	$642	$593	$4	$29	$491	$1,904
Individually evaluated for impairment	40	92	435	—	—	—	567
Collectivity evaluated for impairment	105	550	158	4	29	491	1,337
Loans:
Ending balance	9,017	56,868	30,295	2,786	4,562	52,542	156,070
Individually evaluated for impairment	49	243	2,869	—	—	—	3,161
Collectivity evaluated for impairment	8,968	56,625	27,426	2,786	4,562	52,542	152,909

	December 31, 2010
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$107	$700	$336	$7	$18	$531	$1,699
Individually evaluated for impairment	—	170	209	—	—	—	379
Collectivity evaluated for impairment	107	530	127	7	18	531	1,320
Loans:
Ending balance	7,302	58,949	27,208	1,984	4,999	53,182	153,624
Individually evaluated for impairment	—	908	3,397	—	—	—	4,305
Collectivity evaluated for impairment	7,302	58,041	23,811	1,984	4,999	53,182	149,319

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2011 and 2010:

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$8,418	$56,209	$23,695	$2,786	$4,466	$52,542	$148,116
Watch	—	351	1,818	—	—	—	2,169
Special Mention	—	—	1,834	—	96	—	1,930
Substandard	550	308	2,948	—	—	—	3,806
Doubtful	49	—	—	—	—	—	49
Loss	—	—	—	—	—	—	—
Total	$9,017	$56,868	$30,295	$2,786	$4,562	$52,542	$156,070

	December 31, 2010
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$6,570	$57,330	$20,696	$1,984	$4,902	$53,031	$144,513
Watch	34	—	—	—	—	—	34
Special Mention	574	198	5,004	—	85	—	5,861
Substandard	124	1,421	1,508	—	—	151	3,204
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	12	—	12
Total	$7,302	$58,949	$27,208	$1,984	$4,999	$53,182	$153,624

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

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

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

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The following table presents the Bank’s loan portfolio aging analysis as of December 31, 2011 and December 31, 2010:

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$—	$40	$—	$16	$6	$840	$902
60-89 days past due	—	353	—	—	—	407	760
Greater than 90 days and accruing	3	107	—	—	8	347	465
Nonaccrual	49	582	594	—	14	—	1,239
Total past due and nonaccrual	52	1,082	594	16	28	1,594	3,366
Current	8,965	55,786	29,701	2,770	4,534	50,948	152,704
Total	$9,017	$56,868	$30,295	$2,786	$4,562	$52,542	$156,070

	December 31, 2010
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$9	$617	$—	$—	$9	$524	$1,159
60-89 days past due	—	—	62	—	—	242	304
Greater than 90 days and accruing	35	376	12	—	77	295	795
Nonaccrual	—	1,224	528	—	11	30	1,793
Total past due and nonaccrual	44	2,217	602	—	97	1,091	4,051
Current	7,258	56,732	26,606	1,984	4,902	52,091	149,573
Total	$7,302	$58,949	$27,208	$1,984	$4,999	$53,182	$153,624

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

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2011 and December 31, 2010:

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Unpaid principal balance	—	—	—	—	—	—	—
Impaired loans with a specific allowance:
Recorded investment	49	243	2,869	—	—	—	3,161
Unpaid principal balance	49	243	2,869	—	—	—	3,161
Specific allowance	40	92	435	—	—	—	567
Total impaired loans:
Recorded investment	49	243	2,869	—	—	—	3,161
Unpaid principal balance	49	243	2,869	—	—	—	3,161
Specific allowance	40	92	435	—	—	—	567

	December 31, 2010
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$—	$38	$594	$—	$—	$—	$632
Unpaid principal balance	—	38	594	—	—	—	632
Impaired loans with a specific allowance:
Recorded investment	—	870	2,803	—	—	—	3,673
Unpaid principal balance	—	870	2,803	—	—	—	3,673
Specific allowance	—	170	209	—	—	—	379
Total impaired loans:
Recorded investment	—	908	3,397	—	—	—	4,305
Unpaid principal balance	—	908	3,397	—	—	—	4,305
Specific allowance	—	170	209	—	—	—	379

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for year ended December 31, 2011:

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$10	$577	$3,093	$—	$—	$—	$3,680
Interest income recognized	—	—	127	—	—	—	—
Interest income recognized on a cash basis	—	—	—	—	—	—	—

Interest income of $2,000 was recognized on average impaired loans of $1,156,000 for the year ended December 31, 2010.  No interest income was recognized on a cash basis.

Troubled Debt Restructurings

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans.  In restructuring the loan, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan.  Any loans that are modified, whether through a new agreement replacing the old or via changes to an existing loan agreement, are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred.  A troubled debt restructuring occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.  If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated.  At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

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

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $594,000 at December 31, 2011.  If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status.  Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter.  At December 31, 2011, there were no accruing TDRs.  All TDRs are considered impaired by the Company.   On at least a quarterly basis, the Company reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

During 2011, there were no new restructurings classified as TDRs.

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31
	2011	2010

Land	$1,038	$1,011
Buildings and improvements	3,578	3,523
Furniture and equipment	1,685	1,646
Software	367	367
Total cost	6,668	6,547
Accumulated depreciation and amortization	(3,024)	(2,856)
Net	$3,644	$3,691

Note 5:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in mortgage-servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were $58,982,000 and $57,738,000 at December 31, 2011 and 2010, respectively.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The following summarizes the activity in mortgage servicing assets measured using the fair value method for the periods ended December 31, 2011 and 2010:

	2011	2010

Fair value at the beginning of the period	$497	$474
Servicing rights recorded on sale of loans	85	95
Change in fair value due to payments	(80)	(91)
Other changes in valuation inputs or assumptions	(62)	19
Fair value at the end of the period	$440	$497

The fair value is estimated using a valuation model that calculates the present value of the future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  The valuation model uses a discounted cash flow methodology.

The following summarizes the key economic assumptions used in determining the fair value of the mortgage-servicing rights at December 31, 2011 and 2010:

	December 31
	2011	2010

Weighted-average constant prepayment rate	19.2%	17.0%
Weighted-average discount rate	5.9%	6.5%
Weighted expected loan servicing (years)	3.01	3.4

Note 6:	Deposits

	December 31
	2011	2010

Noninterest-bearing	$8,847	$7,282
Checking	25,496	23,570
Money market	34,595	31,376
Savings	14,559	12,419
Certificates and other time deposits of $100,000 or more	32,218	34,381
Other certificates and time deposits	67,260	66,343
Total deposits	$182,975	$175,371

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

December 31, 2011, the scheduled maturities of time deposits are as follows:

2011

2012	$50,748
2013	26,240
2014	18,686
2015	1,662
2016	2,142
$99,478

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $27,000,000 and $22,000,000 at December 31, 2011 and 2010, respectively.  The Federal Home Loan Bank advances are secured by mortgage loans totaling $52,948,000 at December 31, 2011.  Advances, at interest rates from .49% to 4.40% are subject to restrictions or penalties in the event of prepayment.

Maturities of Federal Home Loan Bank advances were as follows at December 31, 2011:

2011

2012	$3,000
2013	10,000
2014	5,000
2015	1,000
2016	8,000
$27,000

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

Note 8:	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in Indiana.  With a few exceptions, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2008.

	2011	2010

Income tax expense
Currently payable
Federal	$168	$189
State	57	65
Deferred
Federal	111	(6)
State	13	(19)
Total income tax expense	$349	$229
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	354	$247
Effect of state income taxes	46	31
Cash surrender value of life insurance	(52)	(53)
Other	1	4
Actual tax expense	$349	$229

A cumulative net deferred tax asset is included in other assets.  The components of the asset are as follows:

	2011	2010

Assets
Allowance for loan losses	$486	$495
Tax credits	69	146
Charitable contributions	85	75
Other	11	—
Total assets	651	716
Liabilities
State income tax	(25)	(29)
Depreciation	(67)	(86)
FHLB stock	(27)	(29)
Securities available for sale	(105)	(88)
Prepaid pension	(109)	—
Mortgage-servicing rights	(177)	(206)
Other	(4)	—
Total liabilities	(514)	(438)
	$137	$278

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

As of December 31, 2011, the Bank had approximately $6,000 of alternative minimum tax credits and approximately $63,000 of low-income housing credits available to offset future federal income taxes.  The alternative minimum tax credits have no expiration date and the low-income housing credits begin to expire in 2019.

Retained earnings at December 31, 2011 and 2010 include approximately $3,136,000 for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $1,066,000.

The tax expense applicable to realized securities gains for years ended December 31, 2011 and 2010 was $38,000 and $48,000, respectively.

Note 9:	Other Comprehensive Income (Loss)

	2011
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during the year	$138	$(55)	$83
Less: reclassification adjustment for gain realized in net income	95	(38)	57
	$43	$(17)	$26

	2010
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized gains on securities:
Unrealized holding gains arising during the year	$47	$(18)	$29
Less: reclassification adjustment for gain realized in net income	122	(48)	74
	$(75)	$30	$(45)

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

Note 10:	Commitments and Contingent Liabilities

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk as of December 31, 2011 and 2010 were as follows:

	December 31
	2011	2010

Commitments to extend credit	$10,983	$12,189
Standby letters of credit	1,795	1,179

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation.  Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

Note 11:	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2011 and 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Department of Financial Institutions, State of Indiana, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total capital (to risk-weighted assets)	$19,616	12.7%	$12,313	8.0%	$15,391	10.0%
Tier I capital (to risk-weighted assets)	17,712	11.5%	6,156	4.0%	9,235	6.0%
Tier I capital (to average assets)	17,712	7.7%	9,144	4.0%	11,431	5.0%
As of December 31, 2010
Total capital (to risk-weighted assets)	$18,672	13.0%	$11,466	8.0%	$14,332	10.0%
Tier I capital (to risk-weighted assets)	16,973	11.8%	5,733	4.0%	8,599	6.0%
Tier I capital (to average assets)	16,973	7.9%	8,631	4.0%	10,789	5.0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period.

Note 12:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to 50% of their compensation in 1% increments with the Company matching 50% of the employee’s contribution on the first 3% of the employee’s compensation.  Employer contributions charged to expense was $ 24,000 and $20,000 for the years ended December 31, 2011 and 2010.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The Company provides pension benefits for substantially all of its employees through its participation in a pension fund known as the Pentegra Group.  The trustees of the Financial Institutions Retirement Fund administer the Pentegra Plan, employer identification number 13-5645888 and plan number 333.  This plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  There are no collective bargaining agreements in place that require contributions to the Pentegra Plan.

The Pentegra Plan is a single plan under Internal Revenue Code 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.  If the Company chooses to stop participating in the multi-employer plan, they may be required to pay an amount based on the underfunded status of the plan referred to as a withdrawal liability.  There is no separate actuarial valuation made with respect to each participating employer.

Pension expense related to this plan was $506,000 and $381,000 for the years ended December 31, 2011 and 2010.  Funding status of the plan as of the beginning of the plan years for 2011 and 2010 (July 1st) was 83.20% and 85.42% respectively.  Due to the timing of the contribution payments made, the Company’s contributions for the fiscal years ending December 31, 2011 and 2010 were $1,007,000 and $0, respectively.  Total contributions to the Pentegra Plan were $203,582,000 and $133,930,000 for the plan years ended June 30, 2010 and 2009, respectively.  The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan.

The Company executed a nonqualified benefit plan covering certain directors on January 1, 2000.  The plan features deferred compensation benefits for 120 months following retirement for each director.

During 2004, the Board of Directors approved a proposal to include secular trusts as part of the nonqualified benefit plan.  The same costs that would be recognized under a noncontributory plan are now contributed to secular trusts in the name of each director.  In addition, the tax impact of the contributions to the individual participants is also being recognized as a cost of the retirement plan.  Consequently, the plan was funded at the date of conversion.  Retirement plan costs recognized for the years ended December 31, 2011 and 2010 were $296,000 and $109,000, respectively.

The retirement plan also includes change in control provisions for certain individuals.  Under these provisions, the Company may be required to accelerate contributions to the secular grantor trust at the time the change of control occurs.

The Company has also entered into employment or change in control agreements with certain officers that provide for the severance payments and the continuation of certain benefits for a specified period of time under certain conditions.  Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.  The severance payments under these agreements are generally three times the annual salary of the officer in the event of a change in control.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)
Note 13:	Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  The aggregate amount of loans to such related parties at December 31, 2011 and 2010 was $1,803,000 and $1,610,000, respectively.

Annual activity consisted of the following:

	2011	2010

Balance, beginning of year	$1,610	$1,641
New loans	383	58
Repayments	(190)	(89)
Balance, end of year	$1,803	$1,610

Deposits from related parties held by the Bank at December 31, 2011 and 2010 totaled $2,311,000 and $2,595,000, respectively.

Note 14:	Disclosures About Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

The standard describes three levels of inputs that may be used to measure fair value:

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

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The following is a description of the valuation methodologies and inputs used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include federal agencies, municipal bonds and mortgage-backed securities.  At December 31, 2011 and 2010, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010:

		2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$2,742	$—	$2,742	$—
Mortgage-backed securities - GSE residential	45,136	—	45,136	—
Mortgage-servicing rights	440	—	—	440

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)
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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Mortgage-Servicing Rights
	2011	2010

Balances, January 1	$497	$474
Total unrealized gains (losses) included in net income	(62)	19
Additions (rights recorded on sale of loans)	85	95
Settlements (payments)	(80)	(91)
Balances, December 31	$440	$497

The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms, are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,594	$—	$—	$2,594

		2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,294	$—	$—	$3,294

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Federal Home Loan Bank Stock, Stock Conversion Related Proceeds in Escrow, Interest Receivable and Interest Payable

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

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$22,734	$22,734	$8,294	$8,294
Available-for-sale securities	47,878	47,878	41,216	41,216
Loans Held for Sale	533	533	—	—
Loans, net	154,058	157,078	151,810	153,891
Federal Home Loan Bank stock	1,722	1,722	1,858	1,858
Interest receivable	1,030	1,030	886	886
Financial liabilities
Deposits	182,975	183,807	175,371	176,531
Federal Home Loan Bank advances	27,000	27,602	22,000	22,222
Interest payable	117	117	142	142
Stock conversion proceeds in escrow	11,687	11,687	—	—

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

Note 15:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2011	2010

Assets
Cash and due from banks	$4	$9
Investment in subsidiary	18,117	17,310
Other assets	826	4

Total assets	$18,947	$17,323

Other Liabilities	$909	$3

Equity	18,038	17,320

Total liabilities and equity	$18,947	$17,323

Condensed Statements of Income

	2011	2010

Income
Dividends from subsidiaries	$—	$—

Expenses
Other expenses	135	16

Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(135)	(16)

Income Tax Benefit	(46)	(10)

Loss Before Equity in Undistributed Income of Subsidiary	(89)	(6)

Equity in Undistributed Income of Subsidiary	781	504

Net Income	$692	498

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

Condensed Statements of Cash Flows

	2011	2010

Operating Activities
Net income	$692	$498
Adjustments to reconcile net income to net cash used in operating activities	(697)	(510)
Net cash used in operating activities	(5)	(12)

Net Change in Cash and Due From Banks	(5)	(12)

Cash and Due From Banks at Beginning of Year	9	21

Cash and Due From Banks at End of Year	$4	9

Note 16:	Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“TDR”),” which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU were effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)," which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The application of fair value measurements are not changed as a result of this amendment.  Some of the amendments provide clarification of existing fair value measurement requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income,” which improves comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement will present total net income and its components followed consecutively by a second statement that will present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The FASB decided on October 21, 2011 that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-9, “Compensation - Retirement Benefits-Multiemployer Plans:  Disclosures about an Employer’s Participation in a Multiemployer Plan,” which improves employer disclosures for multiple-employer pension plans.  Previously, disclosures were limited primarily to the historical contributions made to the plans.  In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside of the financial statements.  The amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Note 17:	Plan of Conversion and Change in Corporate Form

On January 11, 2012, West End Bank, MHC (the “Company”) converted into a stock holding company structure with the establishment of a new stock holding company, West End Indiana Bancshares, Inc. (the “New Company”), as parent of West End Bank, S.B. (the “Bank”).  In connection with the conversion, a total of 1,363,008 shares of the New Company were issued at $10.00 per share for total gross offering proceeds of $13.6 million to depositors of the Bank, the Bank’s employee stock ownership plan and the public. The New Company is incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Company.

The conversion costs, approximately $1.1 million, were deducted from the sales proceeds of the offering.  At December 31, 2011, the Company had incurred $900,000 of these conversion costs and were included in other assets on the accompanying December 31, 2011 balance sheet.  The cost of conversion and issuing the capital stock were deferred and deducted from the proceeds of the offering.

West End Bank, MHC
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Dollars in Thousands)

In accordance with federal regulations, at the time of the completion of our mutual to stock conversion, the Bank substantially restricted retained earnings by establishing a liquidation account.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after conversion.  The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder’s or and supplemental eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.  The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.  Stock conversion proceeds in escrow of $11.7 million are the funds received, or held, from potential investors as part of the subscription offering as of December 31, 2011.

In connection with the conversion, the Bank established the West End Bank Charitable Foundation which was funded with $125,000 in cash and 38,000 shares ($380,000) of the New Holding Company’s common stock.

ITEM 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item 9 is contained and was previously filed in the Registrant’s Registration Statement on Form S-1 (file no. 333-175509), initially filed July 12, 2011.

ITEM 9A             Controls and Procedures

(a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)           Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as West End Indiana Bancshares, Inc.

ITEM 9B.            Other Information

None.

PART III

ITEM 10.             Directors, Executive Officers and Corporate Governance

Shared Management Structure

The directors of West End Indiana Bancshares, Inc. are the same persons who are the directors of West End Bank, S.B.  In addition, each executive officer of West End Indiana Bancshares, Inc. is also an executive officer of West End Bank, S.B. We expect that West End Indiana Bancshares, Inc. and West End Bank, S.B. will continue to have common executive officers until there is a business reason to establish separate management structures.

Executive Officers of West End Indiana Bancshares, Inc. and West End Bank, S.B.

The following table sets forth information regarding the executive officers of West End Indiana Bancshares, Inc. and West End Bank, S.B. and their ages as of December 31, 2011.

Name	Age	Position

John P. McBride	65	President and Chief Executive Officer
Timothy R. Frame	46	Senior Vice President, Chief Lending Officer and Senior Retail Manager
Shelley D. Miller	51	Senior Vice President, Chief Financial Officer and Secretary
Robin D. Henry	52	Senior Vice President of Human Resources and Assistant Secretary

The executive officers of West End Indiana Bancshares, Inc. and West End Bank, S.B. are elected annually.

Directors of West End Indiana Bancshares, Inc. and West End Bank, S.B.

West End Indiana Bancshares, Inc. has five directors.  Directors serve three-year staggered terms.  Directors of West End Bank, S.B. will be elected by West End Indiana Bancshares, Inc. as its sole stockholder.  In January 2011, Tom Cox retired from the Board and Craig C. Kinyon was elected to the Board. In March 2011, Joan M. Bartel resigned from the Board and the size of the Board was at that time decreased to five members.

The following table states our directors’ names, their ages as of December 31, 2011, the years when they began serving as directors of West End Bank, S.B. and when their current term expires:

Name	Position(s) Held With West End Indiana Bancshares, Inc.	Age	Director Since	Current Term Expires

Fredric A. Ahaus	Director	69	1984	2015
Michael J. Allen	Director	67	1996	2013
John L. Hitch	Chairman of the Board	74	1972	2013
Craig C. Kinyon	Director	52	2011	2014
John P. McBride	President, Chief Executive Officer and Director	65	2003	2015

Director Qualifications

In considering and identifying individual candidates for director, our Nominating Committee and our Board of Directors takes into account several factors which they believe are important to the operations of West End Bank, S.B. as a community banking institution.  With respect to specific candidates, the Board and Committee assess the specific qualities and experience that such individuals possess, including: (1) overall familiarity and experience with the market areas served by West End Bank, S.B. and the community groups located in such communities; (2) knowledge of the local real estate markets and real estate professionals; (3) contacts with and knowledge of local businesses operating in our market area; (4) professional and educational experience, with particular emphasis on real estate, legal, accounting or financial services; (5) experience with the local governments and agencies and political activities; (6) any adverse regulatory or legal actions involving the individual or entity controlled by the individual; (7) the integrity, honesty and reputation of the individual; (8) experience or involvement with other local financial services companies and potential conflicts that may develop; (9) the past service with West End Bank, S.B. or its subsidiaries and contributions to their operations; and (10) the independence of the individual.  While the Board of Directors and the Committee do not maintain a written policy on diversity which specifies the qualities or factors the Board or Committee must consider when assessing Board members individually or in connection with assessing the overall composition of the Board, the Board and Committee take into account: (1) the effectiveness of the existing Board of Directors or additional qualifications that may be required when selecting new Board members; (2) the requisite expertise and sufficiently diverse backgrounds of the Board of Directors’ overall membership composition; and (3) the number of independent outside directors and other possible conflicts of interest of existing and potential members of the Board of Directors.

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below.  With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the Board of Directors to determine that the person should serve as a director.  Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors:

Fredric A. Ahaus is Chairman of the Board and majority owner of Ahaus Tool and Engineering, Inc., a mechanical engineering and manufacturing company headquartered in Richmond, Indiana. Mr. Ahaus’ executive management experience provides the Board with general business acumen. Additionally, his extensive ties to businesses in the local market area assist West End Bank, S.B. with business generation.  Mr. Ahaus has been very active in civic and the community affairs and has served on numerous civic and community organizations including serving on the board of Every Child Can Read.

Michael J. Allen is President and Owner of Temporary Help Services of Richmond, Inc. dba Manpower Placement Services, an employment search staffing firm. He has been associated with this business for over 35 years. Mr. Allen’s experience in managing the operations of a business enterprise provides the Board with general business acumen and insight in assessing strategic transactions involving West End Bank, S.B. Mr. Allen is also an owner of Manpower Placement Services, AACC and All Sign, LLC. Mr. Allen presently serves as a Board Member and Vice President of the Economic Growth Group, Inc. and is a Board member of Forest Hills Country Club and member of the Reid Hospital Foundation Finance and Investment Committee.

John L. Hitch is the Chairman of the Board and has served in the capacity since 1989 and has been on the West End Bank, S.B. Board of Directors since 1972.  Prior to his retirement, Mr. Hitch was the former owner and President of Loehr’s, Inc. Mr. Hitch’s experience in running a business enterprise provides the Board with general business acumen. Additionally, his institutional knowledge of the development of West End Bank, S.B. provides the Board with valuable perspective as to the operations of the Bank and with respect to business generation and product offerings.  He presently serves as a Director and Chair of the Finance Committee of the Boys & Girls Club of Wayne County, as a Director and Treasurer of the Economic Growth Group, Inc., and serves on the Finance Committee of Christ Presbyterian Church.

Craig C. Kinyon is President and Chief Executive Officer of Reid Hospital and Health Care Services, a position he has held since October 2008. Prior to this appointment, from 1995 to 2008, Mr. Kinyon held roles of increasing responsibility, including serving as Vice President and Chief Financial, Risk Manager and Corporate Compliance Officer of Reid Hospital. Mr. Kinyon is a Certified Public Accountant (inactive) and previously served as the Chief Financial Officer of Fayette Memorial Hospital, Connersville, IN, as Director of Accounting at Lafayette Home Hospital, Lafayette, IN, as Accounting Manager at Montefiore Hospital, Pittsburgh, PA, and as Cost Accountant at Babcock and Wilcox, Beaver Falls, PA. He presently serves on the Reid Hospital and Health Care Service Board and Reid Hospital Foundation Board.  Mr. Kinyon’s years of experience as a financial manager and a strategic policy maker, including expertise in the principles of modern financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

John P. McBride is our President and Chief Executive Officer. He has been employed with West End Bank, S.B. since 2003, serving as President and Chief Executive Officer since that time. Mr. McBride has over 26 years of community banking experience as well as 10 years as a small business owner. Mr. McBride’s experience provides the Board with a perspective on the day to day operations of West End Bank, S.B. and assists the Board in assessing the trends and developments in the financial institutions industry on a local and national basis. Additionally, Mr. McBride is active in civic and charitable organizations including the Boys and Girls Club of Wayne County, Reid Hospital Foundation, Reid Hospital and Health Care Services Board, Wayne County Economic Commission, Mayor’s Community Vitality Committee, Forest Hills Country Club.  Mr. McBride has extensive ties to the community that support our business generation.

Executive Officers Who Are Not Directors:

Timothy R. Frame has been employed by West End Bank, S.B. since 2003 currently serving as the Senior Vice President, Chief Lending Officer & Senior Retail Manager.  Mr. Frame has over 26 years of experience in the financial services industry and his responsibilities include general oversight of our loan portfolio, including credit quality, loan yield and portfolio growth and our retail operation including deposit growth, cost of funds, and branch network.

Shelley D. Miller has been employed by West End Bank, S.B. since 2004, currently serving as Senior Vice President, Chief Financial Officer and Secretary.  Ms. Miller is a Certified Public Accountant (inactive), and has over nine years of experience in the financial services industry. Her responsibilities include the management and supervision of the Finance, Compliance and Operations Departments. Ms. Miller directs preparation of budgets, reviews budget proposals, capital planning, ALCO and investment management. Ms. Miller was the City of Richmond, Indiana Controller from 1996 to 2000 and former Mayor from 2000 to 2003.

Robin D. Henry has been employed by West End Bank, S.B. since 2002, currently serving as Senior Vice President of Human Resources and Assistant Secretary.  Ms. Henry has over nine years of experience in the financial services industry.  Her responsibilities include planning and administering policies relating to all phases of human resources activity. Additionally, she directs the Information Technology and Maintenance Departments and administers specific assignments as Executive Assistant to the President and CEO and Filing Coordinator.

Meetings and Committees of the Board of Directors

We conduct business through meetings of our Board of Directors and its committees.  During the year ended December 31, 2011, the Board of Directors of West End Indiana Bancshares, Inc. held one organizational meeting, West End Bank, MHC had one annual meeting and 5 special meetings, and the Board of Directors of West End Bank, S.B. had 11 regular meetings, one annual meeting and four special meetings.  The Board of Directors of West End Indiana Bancshares, Inc. has established the following standing committees:  the Compensation Committee, the Nominating and Corporate Governance Committee and the Audit Committee.  Each of these committees operates under a written charter, which governs their composition, responsibilities and operations.

The table below sets forth the directors of each of the listed standing committees, and the number of meetings in 2011 held by the comparable committee of West End Bank, S.B.  The Board of Directors of West End Indiana Bancshares, Inc. has designated director Craig C. Kinyon as an “Audit Committee Financial Expert” for the Audit Committee, as that term is defined by the rules and regulations of the Securities and Exchange Commission. Pursuant to Nasdaq and Securities and Exchange Commission rules which require certain board committees of listed companies to be comprised entirely of independent directors, Mr. McBride will not serve on any of these Committees until such time as he would be deemed an independent director.

	Nominating and Governance Committee	Compensation	Audit
	Fredric A. Ahaus	Fredric A. Ahaus	Fredric A. Ahaus*
	Michael J. Allen Craig Kinyon	Michael J. Allen Craig Kinyon	Craig C. Kinyon
	John L. Hitch*	John L. Hitch*
	John P. McBride **	John P. McBride **
Number of Meetings in 2011:	1	7	4

*	Denotes committee chair as of December 31, 2011.
**	Mr. McBride will not serve on these committees of West End Indiana Bancshares, Inc.

Committees of West End Indiana Bancshares, Inc.

West End Indiana Bancshares, Inc. has standing Audit, Nominating and Compensation Committees.

The Audit Committee is responsible for supervising West End Indiana Bancshares, Inc.’s accounting, financial reporting and financial control processes.  Generally, the Audit Committee will oversee management’s efforts with respect to the quality and integrity of our financial information and reporting functions and the adequacy and effectiveness of our system of internal accounting and financial controls.  The Audit Committee will also review the independent audit process and the qualifications of the independent registered public accounting firm.

The Audit Committee is comprised of Directors Ahaus and Kinyon.  Each member of the Audit Committee is deemed “independent” as defined in the Nasdaq corporate governance listing standards.

The Audit Committee has sole responsibility for engaging our registered public accounting firm.  Based on its review of the criteria of an “audit committee financial expert” under the rules adopted by the Securities and Exchange Commission, our board of directors believes that Mr. Kinyon qualifies as an “audit committee financial expert” under applicable SEC rules.

The Nominating Committee will meet at least annually in order to nominate candidates for membership on our board of directors.  The Nominating Committee will be comprised of Directors Ahaus, Allen, Hitch and Kinyon.

The Compensation Committee will establish West End Bancshares, Inc.’s compensation policies and will review compensation matters.  The Compensation Committee will be comprised of Directors Ahaus, Allen, Hitch and Kinyon.

Board Structure and Risk Oversight

We have divided the roles of President and Chief Executive Officer and Chairman of the Board. John P. McBride, President and Chief Executive Officer, is responsible for setting our strategic direction and providing day-to-day leadership while John L. Hitch, Chairman of the Board, provides guidance to the President and Chief Executive Officer, sets the agenda for Board meetings and presides over meetings of the full Board.

The Board of Directors is actively involved in oversight of risks that could affect West End Indiana Bancshares, Inc. This oversight is conducted in part through committees of the Board of Directors, but the full Board of Directors has retained responsibility for general oversight of risks. The Board of Directors satisfies this responsibility through full reports by each committee regarding its considerations and actions, regular reports directly from officers responsible for oversight of particular risks within West End Indiana Bancshares, Inc. as well as through internal and external audits.  Risks relating to the direct operations of West End Bank, S.B. are further overseen by the Board of Directors of West End Bank, S.B., who are the same individuals who serve on the Board of Directors of West End Indiana Bancshares, Inc.  The Board of Directors of West End Bank, S.B. also has additional committees that conduct risk oversight separate from West End Indiana Bancshares, Inc. Further, the Board of Directors oversees risks through the establishment of policies and procedures that are designed to guide daily operations in a manner consistent with applicable laws, regulations and risks acceptable to the organization.

Corporate Governance Policies and Procedures

In addition to establishing committees of our board of directors, West End Indiana Bancshares, Inc. has or will adopt several policies to govern the activities of both West End Indiana Bancshares, Inc. and West End Bank, S.B. including corporate governance policies and a code of business conduct and ethics.  The corporate governance policies are expected to involve such matters as the following:

●	the composition, responsibilities and operation of our board of directors;

●	the establishment and operation of board committees, including audit, nominating and compensation committees;

●	convening executive sessions of independent directors; and

●	our board of directors’ interaction with management and third parties.

The code of business conduct and ethics addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations.  In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock.  Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.  We had no equity securities registered pursuant to Section 12 of the Exchange Act during 2011; and accordingly none of our executive officers or directors was required to file these reports in 2011.

Code of Ethics

West End Indiana Bancshares, Inc. has adopted a Code of Ethics that applies to West End Indiana Bancshares, Inc.’s principal executive officer, principal financial officer and all other employees and directors.  The Code of Ethics is available on our website at www.westendbank.com.

ITEM 11.             Executive Compensation

Summary Compensation Table.  The table below summarizes for the years ended December 31, 2011 and 2010 the total compensation paid to or earned by our President and Chief Executive Officer, John P. McBride, and our two other most highly compensated executive officers.  Each individual listed in the table below is referred to as a named executive officer.

Summary Compensation Table For the Years Ended December 31, 2011 and 2010
Name and principal position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(1)	Total ($)
John P. McBride President and Chief Executive Officer	2011 2010	169,750 166,422	46,810 27,044	— —	30,239 29,455	246,799 222,921
Timothy R. Frame Senior Vice President, Chief Lending Officer and Senior Retail Manager	2011 2010	103,569 101,539	32,130 22,250	— —	8,415 7,908	144,114 131,697
Shelley D. Miller Senior Vice President and Chief Financial Officer	2011 2010	99,944 97,985	31,504 27,503	— —	8,440 7,933	139,888 133,421

(1)
The amounts in this column reflect what West End Bank, S.B. paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites received.  A break-down of the various elements of compensation in this column is set forth in the table provided below.

	All Other Compensation
Name	Year	Health Insurance Premiums(a) ($)	Employer Contributions to 401(k) Plan ($)	Country Club Dues ($)	Employer Contribution to SERP(b) ($)	Total ($)
John P. McBride	2011	4,116	2,946	4,596	18,581	30,239
	2010	4,116	2,390	4,368	18,581	29,455

Timothy R. Frame	2011	6,532	1,883	—	—	8,415
	2010	6,532	1,376	—	—	7,908

Shelley D. Miller	2011	6,532	1,908	—	—	8,440
	2010	6,532	1,401	—	—	7,933

(a)	Represents the amount of the employer contribution for health insurance premiums in excess of the employer contribution made to non-executive employees.
(b)	Represents the amount of the employer contribution to the executive’s supplemental executive retirement plan.

Benefit Plans and Agreements

Employment Agreement.  In connection with the conversion, West End Bank, S.B. entered into employment agreements with each of Messrs. John P. McBride, Timothy R. Frame, Ms. Shelley D. Miller and one other senior officer, which were effective as of the date of the conversion. Each agreement has substantially similar terms and has an initial term of three years.  Commencing on the first anniversary of the agreements and on each subsequent anniversary thereafter, the agreements will be renewed for an additional year so that the remaining term will be three years, unless a notice is provided to the executive that the agreement will not renew.  The current base salaries for Messrs. McBride and Frame, and Ms. Miller are $169,686, $103,530 and $99,906 respectively.  In addition to the base salary, each agreement provides for, among other things, participation in bonus programs and other fringe benefit plans applicable to executive employees.  The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment.  In the event of the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following (i) failure to elect or reelect or to appoint or reappoint the executive to the executive position, (ii) a material change in the nature or scope of the executive’s authority resulting in a reduction of the responsibility, scope, or importance of executive’s position, (iii) relocation of executive’s office by more than 20 miles, (iv) a material reduction in the base salary or benefits paid to the executive unless such reduction is employer-wide, or (v) a material breach of the employment agreement by West End Bank, S.B., then the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary and bonus the executive would be entitled to receive for the remaining unexpired term of the employment agreement.  For this purpose, the bonuses payable will be deemed to be equal to the highest bonus paid at any time during the prior three years.  In addition, the executive would be entitled to receive a lump sum payment equal to the present value of the contributions that would reasonably have been expected to be made on the executive’s behalf under West End Bank, S.B.’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for the remaining unexpired term of the employment agreement earning the salary that would have been achieved during such period.  Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment, if the executive is a “key employee” under IRS rules.  In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement.

In the event of a change in control of West End Bank, S.B. or West End Indiana Bancshares, Inc., followed by executive’s involuntary termination or resignation for one of the reasons set forth above within 18 months thereafter, the executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) three (3) times the sum of (i) the highest rate of base salary paid to the executive at any time, and (ii) the highest bonus paid to the executive with respect to the three (3) completed fiscal years prior to termination of employment, plus (b) a lump sum equal to the present value of the contributions that would reasonably have been expected to be made on the executive’s behalf under West End Bank, S.B.’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for an additional thirty-six (36) months after termination of employment, earning the salary that would have been achieved during such period.  In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for thirty-six (36) months following the termination of employment.  In the event payments made to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

Under each employment agreement, if an executive becomes disabled within the meaning of such term under Section 409A of the Internal Revenue Code, the executive shall receive benefits under any short-term or long-term disability plans maintained by West End Bank, S.B., plus, if the amounts paid under such disability programs are less than the executive’s base salary, West End Bank, S.B. shall pay the executive an additional amount equal to the difference between such disability plan benefits and the amount of the executive’s full base salary for the longer of one year or the remaining term of the employment agreement following the termination of employment due to disability.  West End Bank, S.B. will also provide the executive with continued life insurance and non-taxable medical and dental coverage until the earlier of (i) the date the executive returns to employment with West End Bank, S.B., (ii) the executive’s full-time employment with another employer, (iii) the expiration of the remaining term of the employment agreement, or (iv) death.

Upon termination of the executive’s employment, the executive shall be subject to certain restrictions on his ability to compete, or to solicit business or employees of West End Bank, S.B. and West End Indiana Bancshares, Inc. for a period of one year following termination of employment.

Incentive Compensation.  West End Bank, S.B. pays incentive compensation to certain officers, including Messrs. McBride and Frame and Ms. Miller, upon the satisfaction of certain corporate level performance goals.  Each officer is assigned one or more performance goals and each goal is assigned a relative weight compared to the other goals attributable to each officer, with the aggregate weight of that officer’s goals totaling 100%.  The incentive compensation program pays incentive compensation based on the level of achievement of each of the targeted performance goals.  Achievement of a goal at one of the target levels entitles the executive to a bonus based on the level achieved multiplied by the relative weight assigned to such goal times a specified percentage of the executive’s base salary.  The incentive award opportunities range from 6% to 30% of base salary for Mr. McBride, 16.75% to 31.5% of base salary for Mr. Frame and 16% to 32% of base salary for Ms. Miller.  Mr. McBride’s incentive compensation was based on the achievement of certain levels of net income and meeting strategic objectives.  Mr. Frame’s incentive compensation was based on the achievement of certain levels of net income, meeting strategic objectives and obtaining certain levels of loan/deposit growth, loan/deposit fees and asset quality.  Ms. Miller’s incentive compensation was based on the achievement of certain levels of net income, meeting strategic objectives and obtaining certain levels of budget accuracy and cash flow analysis.

For the year ended December 31, 2011, no incentive compensation would be paid if the Bank’s net income was below $659,056.  If net income equaled or exceeded $659,056, set forth below is a table that indicates the incentive compensation that would be paid on the achievement of all performance goals by each named executive officer at the level set forth in the table.

Named Executive Officer	Minimum	Target	Maximum
John P. McBride	$15,571	$30,322	$50,153
Timothy R. Frame	15,750	23,125	32,130
Shelley D. Miller	14,475	22,316	31,504

Based on actual achievement for the year ended December 31, 2011, Mr. McBride, Mr. Frame and Ms. Miller received cash bonuses in the amounts of $46,810, $32,130 and $31,504, respectively.

Supplemental Executive Retirement Plan.

General.  The Bank maintains a supplemental executive retirement plan for Mr. McBride.  The Bank satisfies it obligations under the supplemental executive retirement plan by making annual contributions to a trust established for the executive.  The amount of the Bank’s annual contributions are reported in the Summary Compensation Table and the contributions constitute taxable income to the executive.  These contributions are invested at the direction of the trustee to fund the supplemental executive retirement plan benefits.  If an executive exercises withdrawal rights with respect to the contributions made to the trust, the Bank will not make any further contributions to the trust on the participant’s behalf.  Instead, the Bank will accrue “phantom” contributions to the trust.  Benefits may be distributed from the trust upon retirement, death or termination of service.

Retirement Benefit.  The supplemental executive retirement plan provides that Mr. McBride will receive a supplemental retirement income benefit following retirement at or after age 70.  This benefit is payable in monthly installments over a 10-year period.  In the event an executive dies after attaining the age of 70, but prior to the commencement or completion of his benefit payments, the Bank will pay the executive’s beneficiary the benefits which were due to the executive.  The actual amount of each executive’s supplemental income retirement benefit will be a function of (i) the amount and timing of contributions (or phantom contributions) to each trust (or an accrued benefit account) and (ii) the actual investment experience of the contributions (or the monthly compounding rate of phantom contributions).

Voluntary or Involuntary Termination of Employment Prior to Age 70.  Under the supplemental executive retirement plan for Mr. McBride, if the executive’s employment is voluntarily or involuntarily terminated prior to age 70 for any reason, other than disability, death or cause, the plan will commence to pay benefits to the executive on the first day of the month following the executive’s attainment of age 70.  The benefit shall be payable monthly for 120 months.  The actual amount of the executive’s supplemental income retirement benefit will be a function of (i) the amount and timing of contributions (or phantom contributions) to each trust (or an accrued benefit account) and (ii) the actual investment experience of the contributions (or the monthly compounding rate of phantom contributions).  In the event an executive dies after attaining the age of 70, but prior to the commencement or completion of his benefit payments, the Bank will pay the executive’s beneficiary the benefits which were due to the executive.

If after termination of employment, the executive dies prior to attaining age 70, the executive’s beneficiary shall receive benefits within 30 days of the date the administrator of the plan receives notice of the executive’s death.  The amount of the benefit shall be equal to the amount of the benefits that the executive would have received had the executive lived to age 70.  The executive’s beneficiary may elect to receive the benefit in a lump sum.

Termination of Employment Following a Change in Control.  Under the supplemental executive retirement plan for Mr. McBride, if the executive does not exercise his withdrawal rights and a change in control occurs at the Bank, followed within 36 months by either (i) the executive’s involuntary termination of employment, or (ii) executive’s voluntary termination of employment under circumstances set forth in the agreement, the Bank is required to make a final contribution to the secular grantor trust equal to the full contribution required for the plan year in which such termination occurs, if not yet made, plus the present value of all remaining contributions which would have been required to be made on behalf of executive if executive had remained in the employ of the Bank until age 70; provided, however, in no event shall the contribution be less than an amount which is sufficient to provide the executive with after-tax benefits beginning at age 70, equal in amount to that benefit which would have been payable to the executive if no secular trust had been implemented and the benefit obligation had been accrued under applicable accounting guidance.  Under similar circumstances and if the executive exercises his withdrawal rights, the Bank is required to record a lump sum phantom contribution in the accrued benefit account within 10 days of the executive’s termination of employment. The amount of such final phantom contribution shall be actuarially determined based on the phantom contribution required, at such time, in order to provide a benefit via the agreement equivalent to the supplemental retirement income benefit if no secular trust had been implemented.

Termination of Employment Due to Death.  Under the supplemental executive retirement plan for Mr. McBride, if the executive does not exercise his withdrawal rights and dies while employed by the Bank, the executive’s beneficiary shall receive benefits within 30 days of the date the administrator of the plan receives notice of the executive’s death.  The amount of the benefit shall be equal to the amount of the benefits that the executive would have received had the executive lived to age 70.  The executive’s beneficiary may elect to receive the benefit in a lump sum.  If the executive exercises his withdrawal rights and dies while employed by the Bank, the executive’s beneficiary shall receive monthly payments, for 120 months, commencing within 30 days of the date the administrator of the plan receives notice of the executive’s death.  The amount of the benefit shall be equal to the value of the executive’s accrued benefit account as annuitized into 120 monthly installments.

Termination of Employment for Cause.  In the event of the executive’s termination of employment for cause (as defined in the plan), all benefits under the accrued benefit account will be forfeited.

401(k) Plan.  West End Bank, S.B. participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”).  Employees who have completed at least 1,000 hours of employment in a twelve consecutive month period and attained the age of 21 will be eligible to participate in the 401(k) Plan.

Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, up to 50% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code.  For 2011, the salary deferral contribution limit is $16,500, provided, however, that a participant over age 50 may contribute an additional $5,500 to the 401(k) Plan.  A participant is always 100% vested in his or her salary deferral contributions and a participant will become 100% vested in employer discretionary contributions, if any, after completing three years of service.  Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of a participant’s termination of employment with West End Bank, S.B. Upon termination, the employee may leave his account with the 401(k) Plan.

Defined Benefit Pension Plan. West End Bank, S.B. participates in the Pentegra Defined Benefit Plan for Financial Institutions, a multi-employer pension plan (the “Pension Plan”).  Employees who have completed at least 1,000 hours of employment in a twelve consecutive month period and attained the age of 21 will be eligible to participate in the Pension Plan. A participant becomes vested in his or her retirement benefit upon completion of five years of employment.

Upon termination of employment at or after age 65, a participant will be entitled to an annual retirement benefit equal to 2.0% of the participant’s average annual salary for the five highest paid years of benefit service multiplied by the number of years of benefit service.  A participant who terminates employment prior to age 65 will be entitled to a reduced early retirement benefit if he or she has a vested benefit.  Normal and early retirement benefits are generally payable over the lifetime of the participant, unless one of the optional forms of distribution has been selected.  The optional forms of distribution under the plan include various annuities.  During the year ended December 31, 2011, West End Bank, S.B. recognized $506,472 as a pension expense.

Employee Stock Ownership Plan. In connection with the conversion, West End Bank, S.B. adopted an employee stock ownership plan for eligible employees.  Eligible employees who have attained age 21 and completed one year of service will begin participation in the employee stock ownership plan on the later of the effective date of the conversion or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 112,080 shares of West End Indiana Bancshares, Inc. common stock, which equals 8% of the total number of shares issued in the offering (including shares issued to the charitable foundation).  The employee stock ownership plan funded its stock purchase with a loan from West End Indiana Bancshares, Inc. equal to the aggregate purchase price of the common stock which was $1,120,000.  The loan will be repaid principally through West End Bank, S.B.’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 20-year term of the loan.  The interest rate for the employee stock ownership plan loan is expected to be an adjustable rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering.  Thereafter the interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee will hold the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as we repay the loan.  The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  A participant will become 100% vested in his or her account balance after completing three years of service.  Participants who were employed by West End Bank, S.B. immediately prior to the offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan.  Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan.  Generally, participants will receive distributions from the employee stock ownership plan upon separation from service.  The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts.  The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, West End Bank, S.B. will record a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price.  The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in West End Indiana Bancshares, Inc.’s earnings.

Director Compensation

The following table sets forth for the year ended December 31, 2011 certain information as to the total remuneration we paid to our directors.  Mr. McBride does not receive any additional compensation for his service as a director.

Directors Compensation Table For the Year Ended December 31, 2011
Name	Fees earned or paid in cash ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($) (1)	Total ($)
Fredric A. Ahaus	16,634	—	78,949	95,583
Michael Allen	16,634	—	65,258	81,892
Joan Bartel	11,034	—	—	11,034
Tom L. Cox	8,234	—	—	8,234
John L. Hitch	21,766	—	129,495	151,261
Craig C. Kinyon	8,400	—	—	8,400

(1)	Represents the amount of the employer contribution to each director’s retirement plan. For Mr. Hitch, the amount also reflects consulting fees of $3,000.

Director Fees

Except for Mr. McBride who does not receive any additional compensation for his service as a director, each individual who serves as a director of West End Bank, S.B. receives a monthly meeting fee of $1,400.  Mr. Hitch receives a monthly fee of $1,580 as Chairman of the Board.

Each person who serves as a director of West End Indiana Bancshares, Inc. also serves as a director of West End Bank, S.B. and earns director fees only in his or her capacity as a board member of West End Bank, S.B.

Director Plans

Director Retirement Plans.

General.  The Bank maintains restated director retirement plans with each of Messrs. Hitch, Allen, Ahaus and Ms. Bartel.  In March 2011, Joan Bartel resigned from the Board and accordingly the Bank does not make any further contributions to Ms. Bartel’s director retirement plan.  The Bank satisfies its obligations under the director retirement plans by making annual contributions to trusts established for each of the directors.  The amount of the Bank’s annual contributions are reported in the Director Compensation Table and the contributions constitute taxable income to the directors.  These contributions are invested at the direction of the trustee to fund the director retirement plan benefits.  If a director exercises withdrawal rights with respect to the contributions made to the trust, the Bank will not make any further contributions to the trust on the participant’s behalf.  Instead, the Bank will accrue “phantom” contributions to the trust.  Benefits may be distributed from the trust upon retirement, death or termination of service.

Retirement Benefit.  The director retirement plans provide that Messrs. Hitch, Allen and Ahaus will receive a supplemental retirement income benefit following retirement at or after age 72.  This benefit is payable in monthly installments over a 10-year period or, at the election of a director, by lump sum.  In the event a director dies after attaining the age of 72, but prior to the commencement or completion of his benefit payments, the Bank will pay the director’s beneficiary the benefits which were due to the director.  The actual amount of each director’s supplemental income retirement benefit will be a function of (i) the amount and timing of contributions (or phantom contributions) to each trust (or an accrued benefit account) and (ii) the actual investment experience of the contributions (or the monthly compounding rate of phantom contributions).

    Voluntary or Involuntary Termination of Service Prior to Age 72.  Under the director retirement plans for Messrs. Hitch, Allen and Ahaus, if the director’s service is voluntarily or involuntarily terminated prior to age 72 for any reason, other than disability, death or cause, the plan will commence to pay benefits to the director on the first day of the month following the director’s attainment of age 72.  The benefit shall be payable monthly for 120 months or, at the election of a director, by lump sum.  The actual amount of the director’s supplemental income retirement benefit will be a function of (i) the amount and timing of contributions (or phantom contributions) to each trust (or an accrued benefit account) and (ii) the actual investment experience of the contributions (or the monthly compounding rate of phantom contributions).  In the event a director dies after attaining the age of 72, but prior to the commencement or completion of his benefit payments, the Bank will pay the director’s beneficiary the benefits which were due to the director.

If after termination of service, the director dies prior to attaining age 72, the director’s beneficiary shall receive benefits within 30 days of the date the administrator of the plan receives notice of the director’s death.  The amount of the benefit shall be equal to the amount of the benefits that the director would have received had the director lived to age 72.  The director’s beneficiary may elect to receive the benefit in a lump sum.

Termination of Service Following a Change in Control.  Under the director retirement plans for Messrs. Hitch, Allen and Ahaus, if the director does not exercise his withdrawal rights and a change in control occurs at the Bank, followed within 36 months by either (i) the director’s involuntary termination of service, or (ii) director’s voluntary termination of service under circumstances set forth in the agreement, the Bank is required to make a final contribution to the secular grantor trust equal to the full contribution required for the plan year in which such termination occurs, if not yet made, plus the present value of all remaining contributions which would have been required to be made on behalf of director if director had remained in the employ of the Bank until age 72; provided, however, in no event shall the contribution be less than an amount which is sufficient to provide the director with after-tax benefits beginning at age 72, equal in amount to that benefit which would have been payable to the director if no secular trust had been implemented and the benefit obligation had been accrued under applicable accounting guidance.  Under similar circumstances and if the director exercises his withdrawal rights, the Bank shall be required to record a lump sum phantom contribution in the accrued benefit account within 10 days of the director’s termination of service. The amount of such final phantom contribution shall be actuarially determined based on the phantom contribution required, at such time, in order to provide a benefit via the agreement equivalent to the supplemental retirement income benefit if no secular trust had been implemented.

Termination of Service Due to Death.  Under the director retirement plans for Messrs. Hitch, Allen and Ahaus, if the director does not exercise his withdrawal rights and dies while employed by the Bank, the director’s beneficiary shall receive benefits within 30 days of the date the administrator of the plan receives notice of the director’s death.  The amount of the benefit shall be equal to the amount of the benefits that the director would have received had the director lived to age 72.  The director’s beneficiary may elect to receive the benefit in a lump sum.  If the director exercises his withdrawal rights and dies while employed by the Bank, the director’s beneficiary shall receive monthly payments, for 120 months, commencing within 30 days of the date the administrator of the plan receives notice of the director’s death or, at the election of a director, by lump sum.  The amount of the benefit shall be equal to the value of the director’s accrued benefit account as annuitized into 120 monthly installments.

Termination of Service for Cause.  In the event of the director’s termination of service for cause (as defined in the plan), all benefits under the accrued benefit account will be forfeited.

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership.  The following table sets forth, as of March 28, 2012, the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders:

West End Bank, S.B. Employee Stock Ownership Plan 34 South 7th Avenue Richmond, Indiana 47374	112,640		8.0%

Stilwell Value Partners I, L.P. 111 Broadway, 12th Floor New York, New York 10006	100,000	(2)	7.1

Directors and Executive Officers: (3)

John P. McBride	15,003		1.07
John L. Hitch	500		*
Fredric A. Ahaus	15,000		1.07
Michael J. Allen	15,000		1.07
Craig Kinyon	250		*
Shelley D. Miller	11,940		*
Robin D. Henry	11,656		*
Timothy R. Frame	6,997		*

All Directors and Executive Officers as a Group (9 persons)	76,346		5.42%

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date.  As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares.  The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(2)
Based on a Schedule 13D filed jointly on January 19, 2012 by Stilwell Value Partners V, L.P., a Delaware limited partnership; Stilwell Partners, L.P., a Delaware limited partnership; Stilwell Value LLC, a Delaware limited liability company, and the general partner of Stilwell Value Partners V; and Joseph Stilwell, the managing member of and owner of more than 99% of the equity in Stilwell Value LLC, the managing and sole member of Stilwell Advisors, and the general partner of Stilwell Partners.

(3)	The business address of each director and executive officer is 34 South 7th Street, Richmond, Indiana 4774.
*	Less than 1%.

ITEM 13.               Certain Relationships and Related Transactions and Director Independence

Board Independence

The Board of Directors has determined that each of our directors, with the exception of President and Chief Executive Officer John P. McBride, is “independent” as defined in the listing standards of the Nasdaq Stock Market.  Mr. McBride is not independent because he is one of our executive officers. There were no transactions not required to be reported under “– Transactions With Certain Related Persons,” below that were considered in determining the independence of our directors.

Transactions with Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as West End Bank, S.B., to their executive officers and directors in compliance with federal banking regulations. At December 31, 2011, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to West End Bank, S.B., and did not involve more than the normal risk of collectability or present other unfavorable features

In addition, loans made to a director or executive officer must be approved in advance by a majority of the disinterested members of the Board of Directors.  The aggregate amount of our loans to our executive officers and directors and their related entities was $1.8 million at December 31, 2011.  As of December 31, 2011, these loans were performing according to their original terms and were made in compliance with federal banking regulations.

ITEM 14.               Principal Accountant Fees and Services

Audit Fees.  The aggregate fees billed for professional services rendered by BKD, LLP for the audit of the Company’s annual financial statements and for the review of the Company’s Forms 10-Q and 10-K as of March 28, 2012 were $23,300 and $30,000 for 2011 and 2010, respectively. Total expense for the 2011 audit and Forms 10-Q and 10-K is not expected to exceed $61,300 plus related travel costs.

Audit-Related Fees.  Fees billed for professional services rendered by BKD, LLP that were reasonably related to the performance of the audits described above were $141,000 for 2011. The audit-related fees for 2011 include fees incurred in connection with the Company’s initial stock offering and review of the SEC registration statement filed in connection therewith.

Tax Fees.  The aggregate fees billed for professional services by BKD, LLP for tax services were $11,000 and $0 for 2011 and 2010, respectively.

All Other Fees.  There were no fees billed for professional services rendered for the Company by BKD, LLP for services other than those listed above for 2011.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget.  The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee pre-approved 100% of the tax fees and the other non-audit fees described above during 2011 and 2010.

The Audit Committee has considered whether the provision of non-audit services by BKD, LLP, relating primarily to tax services, is compatible with maintaining the independence of BKD, LLP.  The Audit Committee concluded that performing such services would not affect the independence of BKD, LLP in performing its function as auditor of the Company.

PART IV

ITEM 15.               Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2011 and 2010;

(C)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010;

(D)	Consolidated Statements of Retained Earnings for the years ended December 31, 2011 and 2010;

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of West End Indiana Bancshares, Inc.*
3.2	Bylaws of West End Indiana Bancshares, Inc.*
4	Form of Common Stock Certificate of West End Indiana Bancshares, Inc.*
10.1	West End Bank, S.B. Supplemental Executive Retirement Plan for John McBride*
10.2	Second Amendment to the West End Bank Supplemental Executive Retirement Plan *
10.3	Form of Director Retirement Plan *
10.4	Form of Amendment to the Director Retirement Plan *
10.5	West End Bank, S.B. Employee Stock Ownership Plan *
10.6	Form of Employment Agreement with John P. McBride *
10.7	Form of Employment Agreement with Timothy R. Frame and Shelley D. Miller *
10.8	Description of Cash Bonus Plan *
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-175509), initially filed July 12, 2011.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West End Indiana Bancshares, Inc.

Date: March 29, 2012	By:	/s/ John P. McBride
John P. McBride President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John P. McBride	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2012
John P. McBride

/s/ Shelley D. Miller	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2012
Shelley D. Miller

/s/ John L. Hitch	Chairman of the Board	March 29, 2012
John L. Hitch

/s/ Fredric A. Ahaus	Director	March 29, 2012
Fredric A. Ahaus

/s/ Michael J. Allen	Director	March 29, 2012
Michael J. Allen

/s/Craig C. Kinyon	Director	March 29, 2012
Craig C. Kinyon

EXHIBIT INDEX

3.1	Articles of Incorporation of West End Indiana Bancshares, Inc.*
3.2	Bylaws of West End Indiana Bancshares, Inc.*
4	Form of Common Stock Certificate of West End Indiana Bancshares, Inc.*
10.1	West End Bank, S.B. Supplemental Executive Retirement Plan for John McBride*
10.2	Second Amendment to the West End Bank Supplemental Executive Retirement Plan *
10.3	Form of Director Retirement Plan *
10.4	Form of Amendment to the Director Retirement Plan *
10.5	West End Bank, S.B. Employee Stock Ownership Plan *
10.6	Form of Employment Agreement with John P. McBride *
10.7	Form of Employment Agreement with Timothy R. Frame and Shelley D. Miller *
10.8	Description of Cash Bonus Plan *
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-175509), initially filed July 12, 2011.