Form 10-Q
period 2012-03-31
West End Indiana Bancshares, Inc.
filed 2012-05-14
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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
YES ☒    NO ☐

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
YES ☒    NO ☐

1,401,008 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 10, 2012.

West End Indiana Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1.                                Financial Statements

West End Indiana Bancshares, Inc.
Condensed Consolidated Balance Sheet
Assets
	(Unaudited)
	March 31, 2012	December 31, 2011
Cash and due from banks	$1,765,050	$1,941,859
Interest-bearing demand deposits	24,277,141	20,792,596
Cash and cash equivalents	26,042,191	22,734,455
Investment securities available for sale	48,604,813	47,878,375
Loans held for sale	1,517,155	532,854
Loans, net of allowance for loan losses of $1,923,649 and $1,904,180	153,696,291	154,058,240
Premises and equipment	3,623,190	3,644,473
Federal Home Loan Bank stock	1,722,100	1,722,100
Interest receivable	966,914	1,029,716
Bank-owned life insurance	4,780,274	4,742,129
Foreclosed real estate held for sale	756,589	736,011
Other assets	2,722,365	3,723,565

Total assets	$244,431,882	$240,801,918

Liabilities and Equity

Liabilities
Deposits	$186,601,001	$182,975,128
Federal Home Loan Bank advances	27,000,000	27,000,000
Interest payable	118,757	116,909
Stock conversion proceeds in escrow	-	11,687,439
Other liabilities	949,842	984,659
Total liabilities	214,669,600	222,764,135

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value per share:
Issued and outstanding – 1,401,008	14,010	-
Additional paid in capital	12,904,521	-
Retained earnings	17,738,716	17,878,263
Unearned employee stock ownership plan (ESOP)	(1,106,790)	-
Accumulated other comprehensive income	211,825	159,520
Total stockholder’s equity	29,762,282	18,037,783

Total liabilities and stockholder’s equity	$244,431,882	$240,801,918

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statement of Operations

	(Unaudited) Three Months Ended March 31,
	2012	2011
Interest and Dividend Income
Loans receivable, including fees	$2,466,245	$2,519,999
Investment securities	261,405	185,781
Other	22,631	14,816
Total interest income	2,750,281	2,720,596

Interest Expense
Deposits	541,634	728,063
Federal Home Loan Bank advances	155,406	112,832
Total interest expense	697,040	840,895

Net Interest Income	2,053,241	1,879,701
Provision for loan losses	255,000	350,000
Net Interest After Provision for Loan Losses	1,798,241	1,529,701

Other Income
Service charges on deposit accounts	125,173	131,565
Loan servicing income, net	6,657	94,189
Debit card income	52,410	45,797
Gain on sale of loans	93,433	86,876
Net realized gains on sales of available-for-sale securities	1,072	-
Gain on cash surrender value of life insurance	38,145	38,145
Loss on sale of other assets	(44,261)	(29,753)
Other income	29,939	24,027
Total other income	302,568	390,846

Other Expense
Salaries and employee benefits	1,035,996	902,553
Net occupancy	106,705	117,232
Data processing fees	75,487	67,655
Professional fees	59,453	61,153
Advertising	23,856	46,698
ATM charges	68,466	58,640
Postage and courier	43,993	37,622
FDIC insurance premiums	47,228	76,261
Donation to establish the West End Bank Charitable Foundation	505,000	-
Other expenses	385,906	321,844
Total other expenses	2,352,090	1,689,658

Income (Loss) Before Income Tax	(251,281)	230,889
Income tax (benefit) expense	(111,734)	80,070

Net Income (Loss)	$(139,547)	$150,819

Earnings (Loss)Per Share
Basic	(0.12)	N/A
Diluted	(0.12)	N/A

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statement of Comprehensive Income (Loss)

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Net income (loss)	$(139,547)	$150,819
Other comprehensive income (loss), net of tax

Unrealized gains (losses) on securities available for sale

Unrealized holding gains (losses) arising during the period, net of tax(benefit) expense of $34,717 and $(42,179)	52,952	(64,333)

Less: Reclassification adjustment for gains included in net income, net of tax expense of $425	647	—
	52,305	(64,333)

Comprehensive income (loss)	$(87,242)	$86,486

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Operating Activities
Net income (loss)	$(139,547)	$150,819
Items not requiring (providing) cash
Provision for loan losses	255,000	350,000
Depreciation and amortization	56,060	61,975
Investment securities amortization, net	246,642	234,376
Investment securities gains	(1,072)	—
Loan originated for sale in the secondary market	(3,515,538)	—
Proceeds from loan sales in the secondary market	2,605,667	—
Gain on loans sold	(93,433)	(86,876)
Contribution of common stock to West End Bank Charitable Foundation	380,000	—
Net change in
Interest receivable	62,802	52,438
Interest payable	1,848	25,165
Cash surrender value of life insurance	(38,145)	(38,145)
Prepaid FDIC insurance	43,736	71,647
Other adjustments	218,039	(445,331)
Net cash provided by operating activities	82,059	376,068

Investing Activities
Purchases of securities available for sale	(4,566,932)	(3,756,237)
Proceeds from maturities of securities available for sale	2,900,748	2,936,422
Proceeds from sales of securities available for sale	780,769	—
Proceeds from sale of loans	—	1,851,804
Net change in loans	59,859	(3,004,278)
Purchase of premises and equipment	(34,776)	(7,500)
Proceeds from sale of foreclosed real estate	1,170	5,000
Other investing activities	(3,700)	38,927
Net cash used in investing activities	(862,862)	(1,935,862)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	4,593,918	3,908,773
Net change in certificates of deposit	(968,045)	(2,590,783)
Repayment of FHLB advances	—	(5,000,000)
Proceeds from FHLB advances	—	5,000,000
Net proceeds from stock conversion	462,666	—
Net cash provided by financing activities	4,088,539	1,317,990

Net Change in Cash and Cash Equivalents	3,307,736	(241,804)

Cash and Cash Equivalents, Beginning of Year	22,734,455	8,293,606

Cash and Cash Equivalents, End of Year	$26,042,191	$8,051,802

Additional Cash Flows Information
Interest paid	$695,192	$815,730
Income taxes paid	80,000	225,000
Real estate acquired in settlement of loans	47,090	154,700

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2012

	(Unaudited)

						Accumulated
	Common Stock		Additional		Unearned	Other	Total
	Shares		Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Earnings	Shares	Income	Equity
Balances at December 31, 2011	—	$—	$—	$17,878,263	$-	$159,520	$18,037,783
Net loss	—	—	—	(139,547)	—		(139,547)
Unrealized gains on securities	—	—	—	—	—	52,305	52,305
ESOP shares earned	—	—	2,204	—	14,010	—	16,214
Issuance of common stock, net
of offering costs	1,363,008	13,630	12,522,697	—	—	—	12,536,327
Unearned ESOP shares	—	—	—	—	(1,120,800)	—	(1,120,800)
Stock contributed to charitable foundation	38,000	380	379,620	—		—	380,000

Balances at March 31, 2012	1,401,008	$14,010	$12,904,521	$17,738,716	$(1,106,790)	$211,825	$29,762,282

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Form 10-Q

Notes to Condensed Consolidated Financial Statements

NOTE 1:  Nature of Operation and Conversion

West End Bank, S.B. (the “Bank”) is an Indiana-chartered savings bank that was organized in 1894. The Bank reorganized into a mutual holding company structure in 2007.  The Bank is headquartered in Richmond, Indiana.

The Bank provides financial services to individuals, families and businesses through its four banking offices located in the Indiana counties of Union and Wayne and two additional limited service branches located in an elementary school and high school in Richmond, Indiana at which the Bank offers more limited banking services and at which it provide banking seminars to students who assist in the branch operations. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans.  We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities and mortgage-backed securities.

On January 11, 2012, in accordance with a Plan of Conversion and Reorganization (the “Conversion”), West End Bank, MHC (MHC), the Bank’s former federally chartered mutual holding company completed a mutual-to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of West End Indiana Bancshares, Inc. (the “Company”), a Maryland stock holding corporation.  In connection with the Conversion, the Company sold 1,363,008 shares of common stock, at an offering price of $10 per share, and issued an additional 38,000 shares of its common stock to the West End Bank Charitable Foundation (the “Foundation”), resulting in an aggregate issuance of 1,401,008 shares of common stock.  The Company’s stock began being quoted for listing on the OTC Bulletin Board on January 11, 2012, under the symbol “WEIN.”

The net proceeds from the stock offering, net of offering costs of $1,093,000, amounted to $12,536,000.

As set forth above, in connection with the Conversion, the Bank established and funded the Foundation with 38,000 shares of the Company’s common stock and $125,000 in cash.  This contribution resulted in recognition of expense in the quarter ended March 31, 2012, based on the $10 per share offering price.  The Foundation supports charitable causes and community development activities in the Bank’s areas of operations.

Also, in connection with the Conversion, the Bank established an employee stock ownership plan (the “ESOP”), which purchased 112,080 shares of the Company’s common stock at a price of $10 per share.

In accordance with OTS regulations, at the time of the Conversion from a mutual holding company to a stock holding company, the Company was required to substantially restrict retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The conversion will be accounted for as a change in corporate form with the historic basis of the MHC’s consolidated assets, liabilities and equity unchanged as a result.

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2011.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month period ended March 31, 2012, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B., and West Corp, Inc., the wholly owned subsidiary of West End Bank, S.B.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	March 31, 2012 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$4,528	$83	$(42)	$4,569
Mortgage-backed securities - GSE residential	43,726	442	(132)	44,036

Total available for sale	$48,254	$525	$(174)	$48,605

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,705	$38	$(1)	$2,742
Mortgage-backed securities - GSE residential	44,909	419	(192)	45,136

Total available for sale	$47,614	$457	$(193)	$47,878

The amortized cost and fair value of securities available for sale at March 31, 2012 and December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012 (Unaudited)		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$—	$—	$—	$—
Five to ten years	1,127	1,117	762	775
After ten years	3,401	3,452	1,943	1,967
	4,528	4,569	2,705	2,742
Mortgage-backed securities - GSE residential	43,726	44,036	44,909	45,136

Totals	$48,254	$48,605	$47,614	$47,878

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $ 676,000 at March 31, 2012 (unaudited).  Securities were pledged at December 31, 2011 were $ 741,000.

Activities related to the sales of securities available for sale for the three months ended March 31, 2012 and 2011 are summarized as follows:

	(Unaudited) Three Months Ended March 31,
	2012	2011
	(In Thousands)

Proceeds from sales of available-for sale securities	$781	$—
Gross gains on sales	1	—
Gross losses on sales	—	—

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2012 and December 31, 2011 was $17,221,000 (unaudited) and $ 16,377,000, which is approximately 36% and 34% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at March 31, 2012 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

Available-for-sale securities
Municipal bonds	$2,252	$(42)	$—	$—	$2,252	$(42)
Mortgage-backed securities - GSE residential	14,969	(132)	—	—	14,969	(132)
	$17,221	$(174)	$—	$—	$17,221	$(174)

Securities with unrealized losses at December 31, 2011 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

Available-for-sale securities
Municipal bonds	$850	$(1)	$—	$—	$850	$(1)
Mortgage-backed securities - GSE residential	15,527	(192)	—	—	15,527	(192)
	$16,377	$(193)	$—	$—	$16,377	$(193)

NOTE 5: Loans and Allowance

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Categories of loans include:

	(Unaudited) March 31, 2012	December 31, 2011
	(In Thousands)

Commercial	$8,600	$9,017
Real estate loans
Residential	56,477	56,868
Commercial and multi-family	31,210	30,295
Construction	2,584	2,786
Second mortgages and equity lines of credit	4,455	4,562
Consumer loans
Indirect	43,933	44,324
Other	8,470	8,218
	155,729	156,070
Less
Net deferred loan fees, premiums and discounts	109	108
Allowance for loan losses	1,924	1,904

Total loans	$153,696	$154,058

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three ended March 31, 2012 and 2011(unaudited):

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2012:
Balance, beginning of year	$145	$642	$593	$4	$29	$491	$1,904
Provision for losses	32	90	23	1	2	107	255
Recoveries on loans	—	1	—	—	—	12	13
Loans charged off	(49)	(95)	—	—	—	(104)	(248)

Balance, end of year	$128	$638	$616	$5	$31	$506	$1,924

Three Months Ended March 31, 2011:
Balance, beginning of year	$107	$700	$336	$7	$18	$531	$1,699
Provision for losses	17	248	59	(1)	(4)	31	350
Recoveries on loans	—	3	—	—	—	8	11
Loans charged off	(19)	(160)	(29)	—	—	(67)	(275)

Balance, end of year	$105	$791	$366	$6	$14	$503	$1,785

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2012 and December 31, 2011:

	(unaudited) March 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$128	$638	$616	$5	$31	$506	$1,924
Individually evaluated for impairment	—	41	436	—	—	—	477
Collectivity evaluated for impairment	128	597	180	5	31	506	1,447

Loans:
Ending balance	8,600	56,477	31,210	2,584	4,455	52,403	155,729
Individually evaluated for impairment	—	156	2,869	—	—	—	3,025
Collectivity evaluated for impairment	8,600	56,321	28,341	2,584	4,455	52,403	152,704

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$145	$642	$593	$4	$29	$491	$1,904
Individually evaluated for impairment	40	92	435	—	—	—	567
Collectivity evaluated for impairment	105	550	158	4	29	491	1,337

Loans:
Ending balance	9,017	56,868	30,295	2,786	4,562	52,542	156,070
Individually evaluated for impairment	49	243	2,869	—	—	—	3,161
Collectivity evaluated for impairment	8,968	56,625	27,426	2,786	4,562	52,542	152,909

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$7,970	$55,972	$24,624	$2,584	$4,455	$52,403	$148,008
Watch	—	349	1,808	—	—	—	2,157
Special Mention	96	—	225	—	—	—	321
Substandard	534	156	4,553	—	—	—	5,243
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$8,600	$56,477	$31,210	$2,584	$4,455	$52,403	$155,729

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$8,418	$56,209	$23,695	$2,786	$4,466	$52,542	$148,116
Watch	—	351	1,818	—	—	—	2,169
Special Mention	—	—	1,834	—	96	—	1,930
Substandard	550	308	2,948	—	—	—	3,806
Doubtful	49	—	—	—	—	—	49
Loss	—	—	—	—	—	—	—

Total	$9,017	$56,868	$30,295	$2,786	$4,562	$52,542	$156,070

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

The Special Mention asset quality rating encompasses assets that have potential weaknesses that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  This grade is intended to include loans to borrowers whose credit quality has clearly deteriorated and where risk of further decline is possible unless active measures are taken to correct the situation.  Weaknesses are considered potential at this state and are not yet fully defined.

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

The following table presents the Bank’s loan portfolio aging analysis as of March 31, 2012 and December 31, 2011:

	(Unaudited) March 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$23	$81	$77	$16	$39	$903	$1,139
60-89 days past due	4	658	—	—	9	297	968
Greater than 90 days and accruing	4	220	—	—	8	449	681
Nonaccrual	—	758	594	—	14	—	1,366
Total past due and nonaccrual	31	1,717	671	16	70	1,649	4,154
Current	8,569	54,760	30,539	2,568	4,385	50,754	151,575

Total	$8,600	$56,477	$31,210	$2,584	$4,455	$52,403	$155,729

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$—	$40	$—	$16	$6	$840	$902
60-89 days past due	—	353	—	—	—	407	760
Greater than 90 days and accruing	3	107	—	—	8	347	465
Nonaccrual	49	582	594	—	14	—	1,239
Total past due and nonaccrual	52	1,082	594	16	28	1,594	3,366
Current	8,965	55,786	29,701	2,770	4,534	50,948	152,704

Total	$9,017	$56,868	$30,295	$2,786	$4,562	$52,542	$156,070

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2012 (unaudited) and for the year ended December 31, 2011:

	March 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Impaired loans without a specific allowance:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Unpaid principal balance	—	—	—	—	—	—	—

Impaired loans with a specific allowance:
Recorded investment	—	156	2,869	—	—	—	3,025
Unpaid principal balance	—	156	2,869	—		—	3,025
Specific allowance	—	41	436	—	—	—	477

Total impaired loans:
Recorded investment	—	156	2,869	—	—	—	3,025
Unpaid principal balance	—	156	2,869	—	—	—	3,025
Specific allowance	—	41	436	—	—	—	477

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Impaired loans without a specific allowance:
Recorded investment	$—	$—	$—	$—	$—	$—	$	---
Unpaid principal balance	—	—	—	—	—	—		---

Impaired loans with a specific allowance:
Recorded investment	49	243	2,869	—	—	—		3,161
Unpaid principal balance	49	243	2,869	—	—	—		3,161
Specific allowance	40	92	435	—	—	—		567

Total impaired loans:
Recorded investment	49	243	2,869	—	—	—		3,161
Unpaid principal balance	49	243	2,869	—	—	—		3,161
Specific allowance	40	92	435	—	—	—		567

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011(unaudited):

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2012:

Total impaired loan:
Average recorded investment	$25	$199	$2,869	$—	$—	$—	$3,093
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2011:

Total impaired loan:
Average recorded investment	$—	$741	$3,428	$—	$—	$—	$4,169
Interest income recognized	—	—	31	—	—	—	31
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $594,000 at March 31, 2012 (unaudited) and December 31, 2011.  If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status.  Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter.  At March 31, 2012 (unaudited) and December 31, 2011, there were no accruing TDRs.  All TDRs are considered impaired by the Company, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms.  On at least a quarterly basis, the Company reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

During the three months ended March 31, 2012 (unaudited), there were no new restructurings classified as TDRs.  In addition, no loans restructured during the last twelve months defaulted during the three months ended March 31, 2012 (unaudited).

NOTE 6:  Disclosures About Fair Value of Assets and Liabilities

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

Recurring Measurements

The following is a description of the valuation methodologies and inputs used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include municipal bonds and mortgage-backed securities.  At March 31, 2012 (unaudited) and December 31, 2011, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Mortgage-Servicing Rights

Mortgage-servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models having significant inputs of actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  Due to the nature of the valuation inputs, mortgage-servicing rights are classified within Level 3 of the hierarchy.  See the table below for inputs and valuation techniques used for Level 3 securities.  Significant changes in any of the inputs could significantly impact the fair value measurement.

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department.  The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis.  The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis.

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

		(Unaudited) March 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$4,569	$—	$4,569	$—
Mortgage-backed securities - GSE residential	44,036	—	44,036	—
Mortgage-servicing rights	432	—	—	432
		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$2,742	$—	$2,742	$—
Mortgage-backed securities - GSE residential	45,136	—	45,136	—
Mortgage-servicing rights	440	—	—	440

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited) Mortgage-Servicing Rights
	Months Ended March 31,
	2012	2011
	(In Thousands)

Balances, beginning of period	$440	$497
Total unrealized gains (losses) included in net income	(4)	81
Additions (rights recorded on sale of loans)	19	18
Settlements (payments)	(23)	(22)

Balances, end of period	$432	$574

Total unrealized gains and losses included in net income reflected in the table above are included in other income.

Nonrecurring Measurements

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

(Unaudited) March 31, 2012
Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)

Impaired loans	$—	$—	$—	$—

		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$2,594	$—	$—	$2,594

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage servicing rights	$432	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.2% –5.9% (5.8%) 9.9% – 28% (19.6%) 2.2 – 3.2 (2.98)

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

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011.

	(Unaudited) March 31,						December 31,
	2012						2011
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Carrying Amount	Fair Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$26,042	$26,042	$	---	$	---	$22,734	$22,734
Available-for-sale securities	48,605	—		48,605		—	47,878	47,878
Loan held for sale	1,517	—		1,517		—	533	533
Loans, net	153,696	—				156,964	154,058	157,078
Federal Home Loan Bank stock	1,722	—		1,722		—	1,722	1,722
Interest receivable	967	—		967		—	1,030	1,030

Financial liabilities
Deposits	186,601	88,091	99,589	—	182,975	183,807
Federal Home Loan Bank advances	27,000	—	27,442	—	27,000	27,602
Interest payable	119	—	119	—	117	117
Stock conversion proceeds in escrow	—	—	—	—	11,687	11,687

NOTE 7:  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”), which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The application of fair value measurements are not changed as a result of this amendment.  Some of the amendments provide clarification of existing fair value measurement requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  Management has determined that the adoption of the provisions of this update did not have a material effect on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-5, Presentation of Comprehensive Income, which improves comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement will present total net income and its components followed consecutively by a second statement that will present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The FASB decided on October 21, 2011, the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  Management has determined that the adoption of the provisions of this update did not have a material effect on the Company’s financial position or results of operations.

NOTE 8:  Earnings per Share

(Unaudited)
Three months ended
March 31, 2012
Net Loss	$(139,547)
Shares Outstanding for Basic EPS:
Average Shares Outstanding	1,262,447
Less: Average Unearned ESOP Shares	100,513
1,161,934
Additional Dilutive Shares	—

Shares Outstanding for Diluted EPS	1,161,934

Basic Loss Per Share	$(0.12)
Diluted Loss Per Share	$(0.12)

NOTE 9:  Reclassifications

Certain reclassifications have been made to the 2011 condensed consolidated financial statements to conform to the March 31, 2012 presentation.

NOTE 10:  Subsequent Event

On April 24, 2012 the Bank’s Board of Directors elected to freeze the Pentegra Defined Benefit Plan for West End Bank, S.B. employees. The company participates in the Pentegra Defined Benefit Plan for Financial Institutions, a noncontributory multi-employer pension plan covering all qualified employees.  As of the effective date of July 1, 2012 no new participants will be added to the plan and the accrual of benefits to active participants at that date will be suspended.  It is expected that this change will result in significant savings to employee benefit expense.  The minimum required contribution for the plan year July 1, 2011 to June 30, 2012 is $530,000.  As a result of the freeze on the plan, for the July 1, 2012 to June 30, 2013 period, the estimated minimum required contribution is $263,000 as presented by Pentegra.  The Pentegra study analysis was based on July 1, 2011 plan data including the number of active participants and plan payroll.  The actual minimum required contribution will be provided by Pentegra in the July 1, 2012 actuarial valuation and report provided in the fourth quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition as of March 31, 2012 and December 31, 2011and results of operations at and for three months ended March 31, 2012 and 2011 is intended to assist in understanding our financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2012.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets increased $3.6 million, or 1.5%, to $244.4 million at March 31, 2012 from $240.8 million at December 31, 2011.  The increase was primarily the result of an increase in total cash and cash equivalents and investment securities available for sale partially offset by decreases in net loans, including loans held for sale and other assets.

Total cash and cash equivalents increased $3.3 million, or 14.5%, to $26.0 million at March 31, 2012 from $22.7 million at December 31, 2011.  The increase in total cash and cash equivalents reflected normal cash and liquidity management.

Securities classified as available for sale increased $726,000, or 1.5%, to $48.6 million at March 31, 2012 from $47.9 million at December 31, 2011, as management reinvested maturities and interest income from securities available for sale.  At March 31, 2012, securities classified as available for sale consisted of mortgage-backed securities which also includes government-sponsored mortgage-backed securities, collateralized mortgage obligations issued by government-sponsored enterprises and SBA loan pools and municipal obligations.

Net loans, including loans held for sale, increased minimally by $622,000, or 0.4%, to $155.2 million at March 31, 2012 from $154.6 million at December 31, 2011.  No single loan category had a variance greater than $1.0 million. The allowance for loan losses to total loans increased to 1.24% at March 31, 2012 from 1.22% at December 31, 2011.  Total non-performing loans increased to $2.0 million at March 31, 2012 from $1.7 million at December 31, 2011.

Other assets decreased $1.0 million to $2.7 million as of March 31, 2012 from $3.7 million as of March 31, 2011 primarily due to a decrease of $921,000 in conversion costs which were netted against proceeds of the initial public offering at the closing on January 10, 2012.

Deposits increased $3.6 million, or 2.0%, to $186.6 million at March 31, 2012 from $183.0 million at December 31, 2011.  The increase was a result of growth of commercial and retail accounts and normal business trends from existing customers.

Borrowings, consisting entirely of Federal Home Loan Bank advances, of $27.0 million were unchanged from December 31, 2011 to March 31, 2012.

Total equity increased to $29.8 million at March 31, 2012, from $18.0 million at December 31, 2011.  The increase was a result of the successful completion of the initial public offering of West End Indiana Bancshares, Inc. common stock which closed on January 10, 2012 and which resulted in net proceeds of $12,536,000, the contribution of $380,000 of common stock to West End Bank Charitable Foundation offset in part by a loss of $140,000 for the quarter.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General.  We recorded net loss of $140,000 for the quarter ended March 31, 2012 compared to net income of $151,000 for the quarter ended March 31, 2011.  The loss for the three-month period ended March 31, 2012 resulted from a one-time expense to fund the West End Bank Charitable Foundation in the amount of $505,000.   Excluding this one-time charge, net interest income increased $174,000 and non-interest income decreased $88,000.  Noninterest expense increased $662,000; $505,000 of the increase was a donation to establish the West End Bank Charitable Foundation.  The remaining increase in non-interest expense was primarily due to increased compensation costs for the provision of employee healthcare and pension programs.

Interest Income.  Interest income increased $30,000, or 1.09%, to $2.75 million for the quarter ended March 31, 2012 from $2.72 million for the quarter ended March 31, 2011, as the increase in the average balance of interest-earning assets more than offset the decrease in the average yield on such assets.  The average balance of total interest-earning assets increased $26.1 million, or 12.9%, to $229.1 million for the quarter ended March 31, 2012 from $203.0 million for the quarter ended March 31, 2011. The largest component increase of $18.7 million was in cash and cash equivalents from the escrowed proceeds for the stock conversion, and securities available for sale, which increased $6.7 million, or 16.6%, to $47.1 million for the quarter ended March 31, 2012 from $40.4 million for the prior year quarter. The impact of the increase in total interest-earning assets was partially offset by a 58 basis point decrease in the average yield on interest-earning assets to 4.87% for the 2012 period from 5.45% for the 2011 period.

Interest income on loans decreased $54,000, or 2.1%, to $2.47 million for the quarter ended March 31, 2012 from $2.52 million for the quarter ended March 31, 2011, as the increase in the average balance of loans was more than offset by a decrease in the average yield on our loans.  The average balance of net loans increased $644,000 or 0.4%, to $155.6 million for the quarter ended March 31, 2012 from $154.9 million for the quarter ended March 31, 2011. However, the average yield on our loan portfolio decreased 19 basis points to 6.43% for the quarter ended March 31, 2012 from 6.62% for the quarter ended March 31, 2011, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock, increased. The average balance of our securities available for sale increased $6.7 million, or 16.6%, to $47.1 million for the quarter ended March 31, 2012 from $40.4 million for the quarter ended March 31, 2011, as management deployed funds from increased deposits and FHLB advances to purchase these securities. The average yield on our securities portfolio increased by 39 basis points, to 2.25% for the quarter ended March 31, 2012 from 1.86% for the quarter ended March 31, 2011. Purchased instruments included primarily short-term mortgage –backed securities and SBA loan pools for asset/liability management and municipal bonds to preserve yield and provide tax-exempt income.

Interest Expense.  Interest expense decreased $144,000, or 17.0%, to $697,000 for the quarter ended March 31, 2012 from $841,000 for the quarter ended March 31, 2011.  The decrease resulted primarily from a decrease in interest expense on deposits. The average rate paid on deposits decreased 54 basis points to 1.22% for the quarter ended March 31, 2012 from 1.76% for the quarter ended March 31, 2011, as the Company repriced its deposit rates in the declining market interest rate environment. The average balance of interest-bearing deposits increased $11.9 million, or 7.1%, to $179.6 million for the quarter ended March 31, 2012 from $167.7 million for the quarter ended March 31, 2011. The increase in the average balance of deposits resulted from an increase of $12.4 million in core accounts, interest-bearing checking, money markets and savings accounts, as a result of continued marketing efforts to attract new commercial and retail customer accounts.

The average balance of our money market accounts increased by $2.8 million, or 8.7%, to $35.2 million for the quarter ended March 31, 2012 from $32.4 million for the quarter ended March 31, 2011 due to marketing efforts that included an expansion of electronic services and products.  In addition, the interest expense on our money market accounts declined from $93,000 to $66,000, due to the decrease of 40 basis points in the cost of these deposits to 0.76% for the March 31, 2012 quarter from 1.16% for the March 2011 quarter, reflecting lower market interest rates.  Interest expense on our certificates of deposit decreased by $148,000, or 25.1%, to $442,000 for the quarter ended March 31, 2012 from $590,000 for the year-earlier period as a result of slightly lower balances and a 60 basis point decrease in the average rate paid on these deposits to 1.81% for the 2012 period from 2.41% for the 2011 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased by $42,000, or 37.2%, to $155,000 for the quarter ended March 31, 2012 from $113,000 for the quarter ended March 31, 2011, reflecting an increase in the balance of our outstanding advances and an increase of 17 basis points in the rate to 2.27% for the quarter ended March 31, 2012 from 2.10% for the quarter ended March 31, 2011.

Net Interest Income.  Net interest income increased by $174,000, or 8.6%, to $2.1 million for the quarter ended March 31, 2012 from $1.9 million for the quarter ended March 31, 2011.  Our net interest rate spread decreased to 3.51% from 3.65%, and our net interest margin decreased to 3.59% from 3.72%.  The decrease in our interest rate spread and net interest margin was primarily the result of the increased cash and cash equivalents held in escrow for the closing of the initial stock offering.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our Annual Report on Form 10-K for the year ended December 31, 2011, we recorded a provision for loan losses of $255,000 for the quarter ended March 31, 2012, a decrease of $95,000 from $350,000 allocated for the quarter ended March 31, 2011.  At March 31, 2012, non-performing loans including troubled debt restructurings, totaled $2.0 million, or 1.3% of total loans, as compared to $2.8 million, or 1.8% of total loans, at March 31, 2011.  The allowance for loan losses to total loans increased to 1.24% at March 31, 2012 from 1.16% at March 31, 2011.

The allowance for loan losses as a percentage of non-performing loans increased to 93.99% at March 31, 2012 from 63.96% at March 31, 2011.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2012.

Noninterest Income.  Noninterest income decreased by $88,000, or 22.6%, to $303,000 for the quarter ended March 31, 2012 from $391,000 for the quarter ended March 31, 2011.  The decrease was primarily due to the decrease change in the valuation of mortgage servicing rights.  We also recorded losses on other assets of $44,000 in the first quarter of 2012 as compared to losses of $30,000 recorded in the first quarter of 2011.  The losses recorded for both periods relate to losses or adjustments of other real estate owned.

Noninterest Expense. Noninterest expense increased $622,000, or 39.2%, to $2.4 million for the quarter ended March 31, 2012 from $1.7 million for the quarter ended March 31, 2011.  The increase resulted from our contribution to the West End Bank Charitable Foundation in the first quarter of 2012 which resulted in the recording of a one-time expense of $505,000 for that period.  Other notable changes included an increase in salaries and employee benefits of $133,000 and a decrease in FDIC insurance premiums of $29,000.  Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums and increased contributions to the employee defined benefit plan.  The decrease in FDIC insurance premiums resulted from a change in the prescribed method used to calculate our quarterly contribution

Income Tax Expense(Benefit).  We recorded an income tax benefit of $112,000 for the quarter ended March 31, 2012 compared to a tax expense of $80,000 for the 2011 period, reflecting a loss of $251,000 before income tax expense during the 2012 quarter versus income before income tax expense of 231,000 for the quarter ended March 31, 2011.  Our effective tax benefit rate was (44.5)% for the quarter ended March 31, 2012 compared to 34.7% for the quarter ended March 31, 2011.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $82,000 and $376,000 for the three months ended March 31, 2012 and 2011, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(863,000) and $(1,936,000) for the three months ended March 31, 2012 and 2011, respectively.  The 2012 period reflected our purchase of $4.6 million in securities held as available-for-sale while purchases totaled $3.8 million for the same period in 2011.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances and the funds raised in the initial public offering closing in the first quarter of 2012, was $4.1 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively, resulting from our strategy of growing our public fund certificates of deposit, deposit accounts from our commercial borrowers and a general growth in all deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At March 31, 2012, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $24.4 million, or 10.15% of adjusted total assets, which is above the required level of $9.6 million, or 4%; and total risk-based capital of $26.3 million, or 16.08% of risk-weighted assets, which is above the required level of $19.2 million, or 8%.  Accordingly West End Bank, S.B. was categorized as well capitalized at March 31, 2012.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2012, we had outstanding commitments to originate loans of $15.0 million and stand-by letters of credit of $1.8 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2012 totaled $51.9 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Registrant’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: May 14, 2012	/s/ John P. McBride
John P. McBride
President and Chief Executive Officer

Date: May 14, 2012	/s/ Shelley D. Miller
Shelley D. Miller
Senior Vice President and Chief Financial Officer