Form 10-K/A
period 2011-12-31
West End Indiana Bancshares, Inc.
filed 2012-06-01
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  001-54578

WEST END INDIANA BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-4713616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

34 South 7th Street, Richmond, Indiana	47374
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (765) 962-9587

Securities registered pursuant to Section 12(b) of the Act:     None

(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

WEST END INDIANA BANCSHARES, INC.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of West End Indiana Bancshares, Inc. is being filed solely to correct a typographical error in the header to the audited financial statements which inadvertently included the words “Dollars in Thousands.”

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
December 31, 2011 and 2010
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)
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
(Table Amounts in Thousands)

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
December 31, 2011 and 2010
(Table Amounts in Thousands)
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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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
(Table Amounts in Thousands)

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

West End Indiana Bancshares, Inc.

Date: June 1, 2012	By:	/s/ John P. McBride
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