Form 10-Q
period 2012-06-30
West End Indiana Bancshares, Inc.
filed 2012-08-14
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
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
YES ☒    NO ☐

1,401,008 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 13, 2012.

West End Indiana Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.
Condensed Consolidated Balance Sheets

Assets

	June 30, 2012	December 31, 2011
	(Unaudited)

Cash and due from banks	$1,576,405	$1,941,859
Interest-bearing demand deposits	17,200,276	20,792,596
Cash and cash equivalents	18,776,681	22,734,455
Investment securities available for sale	56,801,667	47,878,375
Loans held for sale	234,905	532,854
Loans, net of allowance for loan losses of $1,999,790 and $1,904,180	156,896,697	154,058,240
Premises and equipment	3,580,302	3,644,473
Federal Home Loan Bank stock	1,722,100	1,722,100
Interest receivable	958,360	1,029,716
Bank-owned life insurance	4,816,317	4,742,129
Foreclosed real estate held for sale	605,952	736,011
Other assets	2,573,620	3,723,565

Total assets	$246,966,601	$240,801,918

Liabilities and Equity

Liabilities
Deposits	$190,941,994	$182,975,128
Federal Home Loan Bank advances	25,000,000	27,000,000
Interest payable	96,909	116,909
Stock conversion proceeds in escrow	—	11,687,439
Other liabilities	770,829	984,659
Total liabilities	216,809,732	222,764,135

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,401,008	14,010	—
Additional paid in capital	12,908,594	—
Retained earnings	17,997,731	17,878,263
Unearned employee stock ownership plan (ESOP)	(1,092,780)	—
Accumulated other comprehensive income	329,314	159,520
Total stockholders’ equity	30,156,869	18,037,783

Total liabilities and equity	$246,966,601	$240,801,918

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,487,526	$2,543,025	$4,953,771	$5,063,024
Investment securities	262,146	238,139	523,551	423,920
Other	22,907	13,919	45,538	28,735
Total interest income	2,772,579	2,795,083	5,522,860	5,515,679

Interest Expense
Deposits	493,839	683,676	1,035,473	1,411,739
Federal Home Loan Bank advances	148,073	137,800	303,479	250,632
Total interest expense	641,912	821,476	1,338,952	1,662,371

Net Interest Income	2,130,667	1,973,607	4,183,908	3,853,308
Provision for loan losses	255,000	625,000	510,000	975,000
Net Interest After Provision for Loan Losses	1,875,667	1,348,607	3,673,908	2,878,308

Other Income
Service charges on deposit accounts	129,940	143,770	255,113	275,335
Loan servicing income, net	18,281	17,396	24,938	111,585
Debit card income	55,778	49,871	108,188	95,668
Gain on sale of loans	107,932	292,596	201,365	379,472
Net realized gains on sales of available-for-sale securities	—	63,917	1,072	63,917
Gain on cash surrender value of life insurance	36,042	38,145	74,188	76,290
Gain (loss) on sale of other assets	21,268	(30,142)	(22,993)	(59,895)
Other income	5,969	30,746	35,907	54,773
Total other income	375,210	606,299	677,778	997,145

Other Expense
Salaries and employee benefits	1,006,225	909,306	2,042,221	1,811,859
Net occupancy	114,839	115,200	221,544	232,432
Data processing fees	91,784	76,564	167,271	144,219
Professional fees	95,744	58,376	231,771	119,529
Advertising	56,259	33,511	80,115	80,209
ATM charges	53,941	66,075	122,407	124,715
Postage and courier	42,526	45,082	86,519	82,704
FDIC insurance premiums	47,552	79,217	94,780	155,478
Donation to establish the West End Bank Charitable Foundation	—	—	505,000	—
Other expenses	342,487	285,255	651,819	607,099
Total other expenses	1,851,357	1,668,586	4,203,447	3,358,244

Income Before Income Tax	399,520	286,320	148,239	517,209
Income tax expense	140,505	102,500	28,771	182,570

Net Income	$259,015	$183,820	$119,468	$334,639

Earnings Per Share
Basic	$0.20	N/A	$0.10	N/A
Diluted	0.20	N/A	0.10	N/A

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Unaudited)
Net Income	$259,015	$183,820	$119,468	$334,639
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $77,035 and $132,730, $111,748 and $90,552	117,489	202,430	170,441	138,096
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0, $25,318, 425 and $25,318	—	38,599	647	38,599
	117,489	163,831	169,794	99,497

	$376,504	$347,651	$289,262	$434,136

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Operating Activities
Net income	$119,468	$334,639
Items not requiring (providing) cash
Provision for loan losses	510,000	975,000
Depreciation and amortization	112,380	122,575
Investment securities amortization, net	520,103	417,395
Investment securities gains	(1,072)	(63,917)
Loan originated for sale in the secondary market	(6,118,952)	(1,684,818)
Proceeds from loan sales in the secondary market	6,570,257	1,390,583
Gain on loans sold	(201,365)	(379,472)
Common stock contributed to Foundation	380,000	–
Net change in
Interest receivable	71,356	58,828
Interest payable	(20,000)	(8,205)
Cash surrender value of life insurance	(74,188)	(76,290)
Prepaid FDIC insurance	91,288	146,422
Other adjustments	95,015	(626,663)
Net cash provided by operating activities	2,054,290	606,077

Investing Activities
Purchases of securities available for sale	(16,732,265)	(5,881,983)
Proceeds from maturities of securities available for sale	6,790,313	9,149,738
Proceeds from sales of securities available for sale	780,769	1,129,192
Proceeds from redemption of FHLB stock	—	148,500
Proceeds from sale of loans	—	1,878,159
Net change in loans	(3,379,680)	(3,857,623)
Purchase of premises and equipment	(48,208)	(131,683)
Proceeds from sale of foreclosed real estate	148,325	27,717
Other investing activities	(1,850)	38,927
Net cash provided by (used in) investing activities	(12,442,596)	2,500,944

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	9,840,311	5,999,097
Net change in certificates of deposit	(1,873,445)	(6,272,453)
Repayment of FHLB advances	(2,000,000)	(10,000,000)
Proceeds from FHLB advances	—	11,000,000
Proceeds from stock conversion	463,666	—
Net cash provided by financing activities	6,430,532	726,644

Net Change in Cash and Cash Equivalents	(3,957,774)	3,833,665

Cash and Cash Equivalents, Beginning of Year	22,734,455	8,293,606

Cash and Cash Equivalents, End of Year	$18,776,681	$12,127,271

Additional Cash Flows Information
Interest paid	$1,358,952	$1,662,371
Income taxes paid	124,000	330,000
Real estate acquired in settlement of loans	156,611	641,800
Sale and financing of foreclosed real estate	125,388	120,272

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2012

						Accumulated
	Common Stock		Additional		Unearned	Other	Total
	Shares		Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Earnings	Shares	Income	Equity
	(Unaudited)
Balances at December 31, 2011	—	$—	$—	$17,878,263	$—	$159,520	$18,037,783
Net income	—	—	—	119,468	—	—	119,468
Unrealized gains on securities	—	—	—	—	—	169,794	169,794
ESOP shares earned	—	—	5,277	—	28,020	—	33,297

Issuance of common stock, net of offering costs	1,363,008	13,630	12,523,697	—	—	—	12,537,327
Unearned ESOP shares	—	—	—	—	(1,120,800)	—	(1,120,800)
Stock contributed to charitable foundation	38,000	380	379,620	—	—	—	380,000

Balances at June 30, 2012	1,401,008	$14,010	$12,908,594	$17,997,731	$(1,092,780)	$329,314	$30,156,869

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Form 10-Q

Notes to Condensed Consolidated Financial Statements

NOTE 1:  Nature of Operations and Conversion

West End Bank, S.B. (the “Bank”) is an Indiana-chartered savings bank that was organized in 1894.  The Bank reorganized into a mutual holding company structure in 2007.  The Bank is headquartered in Richmond, Indiana.

The Bank provides financial services to individuals, families and businesses through its four banking offices located in the Indiana counties of Union and Wayne and two additional limited service branches located in an elementary school and high school in Richmond, Indiana at which the Bank offers more limited banking services and at which it provides banking seminars to students who assist in the branch operations.  Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four- family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans.  We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government-sponsored entities and mortgage-backed securities.

On January 11, 2012, in accordance with a Plan of Conversion and Reorganization ( the “Conversion”), West End Bank, MHC (MHC), the Bank’s former federally chartered mutual holding company completed a mutual-to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of West End Indiana Bancshares, Inc. (the “Company”), a Maryland stock holding corporation.  In connection with the Conversion, the Company sold 1,363,008 shares of common stock, at an offering price of $10 per share, and issued an additional 38,000 shares of its common stock to the West End Bank Charitable Foundation (the “Foundation”), resulting in an aggregate issuance of 1,401,008 shares of common stock.  The Company’s stock began being quoted for listing on the OTC Bulletin Board on January 11, 2012, under the symbol “WEIN.”

The proceeds from the stock offering net of issuance costs of $1,092,000, amounted to $12,537,000.

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

Also, in connection with the Conversion, the Bank established an employee stock ownership plan (“ESOP”), which purchased 112,080 shares of the Company’s common stock in the offering at a price of $10 per share.

In accordance with OTS regulations, at the time of the Conversion from a mutual holding company to a stock holding company, the Company was required to substantially restrict retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution for the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Conversion was accounted for as a change in corporate form with the historical basis of the MHC’s consolidated assets, liabilities and equity unchanged as a result.

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2011.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and six-month periods ended June 30, 2012, are not necessarily indicative of the results which may be expected for the entire year.  The consolidated condensed balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	June 30, 2012 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$9,137	$171	$(43)	$9,265
Mortgage-backed securities - GSE residential	47,119	576	(158)	47,537

Total available for sale	$56,256	$747	$(201)	$56,802

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal Bonds	$2,705	$38	$(1)	$2,742
Mortgage-backed securities – GSE residential	44,909	419	(192)	45,136

Total available for sale	$47,614	$457	$(193)	$47,878

The amortized cost and fair value of securities available for sale at June 30, 2012 and December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012 (Unaudited)		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$—	$—	$—	$—
Five to ten years	2,774	2,806	762	775
After ten years	6,363	6,459	1,943	1,967
	9,137	9,265	2,705	2,742
Mortgage-backed securities - GSE residential	47,119	47,537	44,909	45,136

Totals	$56,256	$56,802	$47,614	$47,878

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $633,000 at June 30, 2012 (unaudited).  Securities pledged at December 31, 2011 were $741,000.

Activities related to the sales of securities available for sale for the three and six months ended June 30, 2012 (unaudited) and 2011 (unaudited) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Proceeds from sales of available-for sale securities	$—	$1,129	$781	$1,129
Gross gains on sales	—	64	1	64
Gross losses on sales	—	—	—	—

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2012 and December 31, 2011 was $16,341,000 (unaudited) and $16,377,000, which is approximately 29% and 34% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at June 30, 2012 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$1,411	$(43)	$—	$—	$1,411	$(43)
Mortgage-backed securities - GSE residential	14,930	(158)	—	—	14,930	(158)

	$16,341	$(201)	$—	$—	$16,341	$(201)

Securities with unrealized losses at December 31, 2011 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal	$850	$(1)	$—	$—	$850	$(1)
Mortgage-backed securities - GSE residential	15,527	(192)	—	—	15,527	(192)

	$16,377	$(193)	$—	$—	$16,377	$(193)

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

Categories of loans include:

	(Unaudited)
	June 30,	December 31,
	2012	2011
	(In Thousands)
Commercial	$8,934	$9,017
Real estate loans
Residential	58,725	56,868
Commercial and multi-family	32,083	30,295
Construction	1,183	2,786
Second mortgages and equity lines of credit	4,354	4,562
Consumer loans
Indirect	44,688	44,324
Other	9,038	8,218
	159,005	156,070
Less
Net deferred loan fees, premiums and discounts	109	108
Allowance for loan losses	2,000	1,904

Total loans	$156,896	$154,058

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 (unaudited).

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2012:
Balance, beginning of year	$128	$638	$616	$5	$31	$506	$1,924
Provision for losses	5	20	8	(2)	25	199	255
Recoveries on loans	—	—	—	—	2	14	16
Loans charged off	(3)	(11)	—	—	(22)	(159)	(195)

Balance, end of year	$130	$647	$624	$3	$36	$560	$2,000
Six Months Ended June 30, 2012:
Balance, beginning of year	$145	$642	$593	$4	$29	$491	$1,904
Provision for losses	37	110	31	(1)	27	306	510
Recoveries on loans	—	1	—	—	2	26	29
Loans charged off	(52)	(106)	—	—	(22)	(263)	(443)

Balance, end of year	$130	$647	$624	$3	$36	$560	$2,000

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2011:
Balance, beginning of year	$105	$791	$366	$6	$14	$503	$1,785
Provision for losses	(8)	115	339	(2)	6	175	625
Recoveries on loans	5	—	—	—	—	20	25
Loans charged off	—	(224)	(235)	—	(11)	(225)	(695)

Balance, end of year	$102	$682	$470	$4	$9	$473	$1,740
Six Months Ended June 30, 2011:
Balance, beginning of year	$107	$700	$336	$7	$18	$531	$1,699
Provision for losses	9	363	398	(3)	2	206	975
Recoveries on loans	5	—	—	—	—	28	33
Loans charged off	(19)	(381)	(264)	—	(11)	(292)	(967)

Balance, end of year	$102	$682	$470	$4	$9	$473	$1,740

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2012 and December 31, 2011:

		June 30, 2012 (unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$130	$647	$624	$3	$36	$560	$2,000
Individually evaluated for impairment	—	30	435	—	—	—	465
Collectivity evaluated for impairment	130	617	189	3	36	560	1,535

Loans:
Ending balance	8,934	58,725	32,083	1,183	4,354	53,726	159,005
Individually evaluated for impairment	—	44	2,869	—	—	—	2,913
Collectivity evaluated for impairment	8,934	58,681	29,214	1,183	4,354	53,726	156,092

		December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$145	$642	$593	$4	$29	$491	$1,904
Individually evaluated for impairment	40	92	435	—	—	—	567
Collectivity evaluated for impairment	105	550	158	4	29	491	1,337

Loans:
Ending balance	9,017	56,868	30,295	2,786	4,562	52,542	156,070
Individually evaluated for impairment	49	243	2,869	—	—	—	3,161
Collectivity evaluated for impairment	8,968	56,625	27,426	2,786	4,562	52,542	152,909

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2012 and December 31, 2011:

		June 30, 2012 (unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$8,307	$58,431	$25,510	$1,183	$4,354	$53,726	$151,511
Watch	65	250	1,798	—	—	—	2,113
Special Mention	97	—	223	—	—	—	320
Substandard	465	44	4,552	—	—	—	5,061
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$8,934	$58,725	$32,083	$1,183	$4,354	$53,726	$159,005

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$8,418	$56,209	$23,695	$2,786	$4,466	$52,542	$148,116
Watch	—	351	1,818	—	—	—	2,169
Special Mention	—	—	1,834	—	96	—	1,930
Substandard	550	308	2,948	—	—	—	3,806
Doubtful	49	—	—	—	—	—	49
Loss	—	—	—	—	—	—	—

Total	$9,017	$56,868	$30,295	$2,786	$4,562	$52,542	$156,070

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

The following table presents the Bank’s loan portfolio aging analysis as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$14	$248	$—	$—	$23	$1,043	$1,328
60-89 days past due	3	201	76	—	—	488	768
Greater than 90 days and accruing	23	301	—	—	55	514	893
Nonaccrual	—	1,218	594	—	—	—	1,812
Total past due and nonaccrual	40	1,968	670	—	78	2,045	4,801
Current	8,894	56,757	31,413	1,183	4,276	51,681	154,204

Total	$8,934	$58,725	$32,083	$1,183	$4,354	$53,726	$159,005

	December 31, 2011
			Real Estate
	Commercial		Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$		$40	$—	$16	$6	$840	$902
60-89 days past due		—	353		—	—	407	760
Greater than 90 days and accruing		3	107		—	8	347	465
Nonaccrual		49	582	594	—	14		1,239
Total past due and nonaccrual		52	1,082	594	16	28	1,594	3,366
Current		8,965	55,786	29,701	2,770	4,534	50,948	152,704

Total		$9,017	$56,868	$30,295	$2,786	$4,562	$52,542	$156,070

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2012 (unaudited) and for the year ended December 31, 2011:

	June 30, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Unpaid principal balance	—	—	—	—	—	—	—

Impaired loans with a specific allowance:
Recorded investment	—	44	2,869	—	—	—	2,913
Unpaid principal balance	—	44	2,869	—	—	—	2,913
Specific allowance	—	30	435	—	—	—	465

Total impaired loans:
Recorded investment	—	44	2,869	—	—	—	2,913
Unpaid principal balance	—	44	2,869	—	—	—	2,913
Specific allowance	—	30	435	—	—	—	465

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Unpaid principal balance	—	—	—	—	—	—	—

Impaired loans with a specific allowance:
Recorded investment	49	243	2,869	—	—	—	3,161
Unpaid principal balance	49	243	2,869	—	—	—	3,161
Specific allowance	40	92	435	—	—	—	567

Total impaired loans:
Recorded investment	49	243	2,869	—	—	—	3,161
Unpaid principal balance	49	243	2,869	—	—	—	3,161
Specific allowance	40	92	435	—	—	—	567

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011 (unaudited):

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2012:

Total impaired loan:
Average recorded investment	—	$100	$2,869	$—	$—	$—	$2,969
Interest income recognized	—	—	31	—	—	—	31
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Six Months Ended June 30, 2012:

Total impaired loan:
Average recorded investment	$16	$148	$2,869	$—	$—	$—	$3,033
Interest income recognized	—	—	63	—	—	—	63
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2011:

Total impaired loan:
Average recorded investment	$—	$577	$3,164	$—	$—	$—	$3,741
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Six Months Ended June 30, 2011:

Total impaired loan:
Average recorded investment	$—	$687	$3,242	$—	$—	$—	$3,929
Interest income recognized	—	—	63	—	—	—	63
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

Nonaccrual loans, including TDR that has not met the six month minimum performance criterion, are reported in this report as nonperforming loans.  For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status.  A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is questionable under the terms of the loan agreement.  Most generally, this is at 90 or more days past due.

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $594,000 at June 30, 2012 (unaudited) and December 31, 2011.  If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status.  Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter.  At June 30, 2012 (unaudited), there were no accruing TDRs.  All TDRs are considered impaired by the Company, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms.  On at least a quarterly basis, the Company reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

During the three and six months ended June 30, 2012 (unaudited), there were no new restructurings classified as TDRs.  In addition, no loans restructured during the last twelve months defaulted during the three and six months ended June 30, 2012 (unaudited).

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include federal agencies, municipal bonds and mortgage-backed securities.  At June 30, 2012 (unaudited) and December 31, 2011, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department.  The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis.  The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

		(Unaudited)
		June 30, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$9,265	$—	$9,265	$—
Mortgage-backed securities - GSE residential	47,537	—	47,537	—
Mortgage-servicing rights	443	—	—	443

		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$2,742	$—	$2,742	$—
Mortgage-backed securities - GSE residential	45,136	—	45,136	—
Mortgage-servicing rights	440	—	—	440

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Mortgage-Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited) (In Thousands)
Balances, beginning of period	$432	$574	$440	$497
Total unrealized gains (losses) included in net income	(4)	(7)	(8)	74
Additions (rights recorded on sale of loans)	29	14	48	32
Settlements (payments)	(14)	(12)	(37)	(34)
Balances, end of period	$443	$569	$443	$569

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

June 30, 2012
Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Unaudited) (In Thousands)
Impaired loans	$—	$—	$—	$—

		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$2,594	$—	$—	$2,594

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
(In Thousands)

Mortgage-servicing rights	$ 443	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -5.8% (5.6%) 14.1% - 21.7% (20.0%) 2.3 - 3.2 (2.94)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Federal Home Loan Bank Stock, Stock Conversion Proceeds in Escrow, Interest Receivable and Interest Payable

The carrying amount approximates fair value.

Loans

The fair value of loans is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.

Loans Held for Sale

Loans held for sale are based on current market prices.

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 (in thousands).

	(Unaudited)
	June 30, 2012
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	December 31, 2011
	Carrying	Assets	Inputs	Inputs	Carrying	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Value
Financial assets
Cash and cash equivalents	$18,777	$18,777	$—	$—	$22,734	$22,734
Available-for-sale securities	56,802	—	56,802	—	47,878	47,878
Loan held for sale	235	—	235	—	533	533
Loans, net	156,897	—		161,651	154,058	157,078
Federal Home Loan Bank stock	1,722	—	1,722	—	1,722	1,722
Interest receivable	958	—	958	—	1,030	1,030
Mortgage servicing rights	443	—	—	443	440	440
Financial liabilities
Deposits	190,942	93,280	98,618	—	182,975	183,807
Federal Home Loan Bank advances	25,000	—	25,442	—	27,000	27,602
Interest payable	97	—	97	—	117	117
Stock conversion proceeds in escrow	—	—	—	—	11,687	11,687

NOTE 7:  Recent Accounting Pronouncements

Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210).  In December 2011, FASB issued ASU 2011-11.  The objective of this Update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update.  The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE 8:  Earnings per Share

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(Unaudited)
Net Income	$259,015	$119,468
Shares Outstanding for Basic EPS:
Average Shares Outstanding	1,401,000	1,331,720
Less: Average Unearned ESOP Shares	110,197	105,355
Shares Outstanding for Basic EPS	1,290,803	1,226,365
Additional Dilutive Shares	—	—

Shares Outstanding for Diluted EPS	1,290,803	1,226,365

Basic Earnings Per Share	$.20	$.10
Diluted Earnings Per Share	$.20	$.10

NOTE 9: Employee Benefits - Defined Benefit Plan

On April 24, 2012 the Bank’s Board of Directors elected to freeze the Pentegra Defined Benefit Plan for West End Bank, S.B. employees. The company participates in the Pentegra Defined Benefit Plan for Financial Institutions, a noncontributory multi-employer pension plan covering all qualified employees. As of the effective date of July 1, 2012 no new participants will be added to the plan and the accrual of benefits to active participants at that date will be suspended. It is expected that this change will result in significant savings to employee benefit expense. The minimum required contribution for the plan year July 1, 2011 to June 30, 2012 was $530,000. As a result of the freeze on the plan, for the July 1, 2012 to June 30, 2013 period, the estimated minimum required contribution is $263,000 as presented by Pentegra. The Pentegra study analysis was based on July 1, 2011 plan data including the number of active participants and plan payroll. The actual minimum required contribution will be provided by Pentegra in the July 1, 2012 actuarial valuation and report provided in the fourth quarter of 2012.

NOTE 10:  Reclassifications

Certain reclassifications have been made to the 2011 condensed consolidated financial statements to conform to the June 30, 2012 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition as of June 30, 2012 and December 31, 2011, and the results of operations for three and six months ended June 30, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company, on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets increased $6.2 million, or 2.6%, to $247.0 million at June 30, 2012 from $240.8 million at December 31, 2011.  The increase was primarily the result of an increase in investment securities available for sale and net loans, partially offset by a decrease in cash.

Total cash and cash equivalents decreased $4.0 million, or 17.4%, to $18.8 million at June 30, 2012 from $22.7 million at December 31, 2011.  The decrease in total cash and cash equivalents reflected normal cash and liquidity management as excess funds provided by growth in deposits funded loan growth and investments, as well as the release of escrowed funds from the stock offering.

Securities classified as available for sale increased $8.9 million, or 18.6%, to $56.8 million at June 30, 2012 from $47.9 million at December 31, 2011, as management deployed funds from increased deposits and additional capital provided by the initial stock offering which closed on January 10, 2012.  At June 30, 2012, securities classified as available for sale consisted of mortgage-backed securities and municipal bonds.

Net loans increased by $2.8 million, or 1.8%, to $156.9 million at June 30, 2012 from $154.1 million at December 31, 2011. One-to-four family residential loans increased $1.8 million or 3.2% to $58.7 million at June 30, 2012 from $56.9 million at December 31, 2011, commercial and multi-family loans increased $1.8 million, or 5.9%, to $32.1 million at June 30, 2012 from $30.3 million at December 31, 2011 and direct consumer loans increased $0.8 million, or 9.7% to $9.0 million at June 30, 2012 from $8.2 million at December 31, 2011.  These increases were offset by a decrease in construction loans of $1.6 million, or 57.1% to $1.2 million at June 30, 2012 from $2.8 million at December 31, 2011.  Other loan categories had changes of lesser amounts. Total non-performing loans increased to $2.7 million at June 30, 2012 from $1.7 million at December 31, 2011.  The increase was primarily due to an increase in non-performing 1-4 family residential loans from $689,000 at December 31, 2011 to $1.5 million at June 30, 2012.

        Other assets decreased $1.1 million, or 29.7%, to $2.6 million at June 30, 2012 from $3.7 million at December 31, 2011. The decline was to primarily to a decrease of $921,000 in conversion costs which were netted against proceeds of the initial public offering at the closing on January 10, 2012. In addition, prepaid pension expense decreased $270,000 and prepaid FDIC insurance decreased $91,000 from December 31, 2011 to June 30, 2012.

Deposits increased $8.0 million, or 4.4%, to $190.9 million at June 30, 2012 from $183.0 million at December 31, 2011.  The increase was a result of increased commercial and retail accounts and normal business trends from existing customers.

Borrowings, consisting entirely of Federal Home Loan Bank advances, decreased $2.0 million or 7.4%, to $25.0 million at June 30, 2012 from $27.0 million at December 31, 2011.

Stock conversion proceeds in escrow, of $11.7 million, were applied to stock purchases as of January 10, 2012 and the account was closed.

Total equity increased to $30.2 million at June 30, 2012 from $18.0 million at December 31, 2011.  The increase was a result of the successful completion of the initial public offering of West End Indiana Bancshares, Inc. common stock which closed on January 10, 2012

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General.  We recorded net income of $259,000 for the quarter ended June 30, 2012 compared to net income of $184,000 for the quarter ended June 30, 2011.  Net interest income after provision for loan losses increased $527,000 while non-interest income decreased $231,000 and noninterest expense and tax expenses increased $183,000 and $38,000, respectively.

Interest Income.  Interest income decreased  $23,000, or 0.5%, to $2.77 million for the quarter ended June 30, 2012 from $2.79 million for the quarter ended June 30, 2011, as the increase in the average balance of interest-earning assets was more than offset by a decrease in the average yield on such assets.  The average balance of total interest-earning assets increased $27.1 million, or 13.1%, to $233.5 million for the quarter ended June 30, 2012 from $206.4 million for the quarter ended June 30, 2011. Securities available for sale increased $11.6 million, or 28.8%, to $51.9 million at June 30, 2012 from $40.3 million at June 30, 2011 and other interest-earning assets, primarily cash and cash equivalents, increased $14.1 million, or 142.4% to $24.0 million as of June 30, 2012 from $9.9 million as of June 30, 2011.  The impact of the increase in total interest-earning assets was partially offset by a 65 basis point decrease in the average yield on interest-earning assets to 4.76% for the 2012 period from 5.41% for the 2011 period.

Interest income on loans decreased $55,000, or 2.2%, to $2.49 million for the quarter ended June 30, 2012 from $2.54 million for the quarter ended June 30, 2011, as the increase in the average balance of loans did not entirely offset the decrease in the average yield on our loans.  The average balance of net loans increased $1.5 million, or 0.1%, to $157.7 million for the quarter ended June 30, 2012 from $156.2 million for the quarter ended June 30, 2011. However, the average yield on our loan portfolio decreased 19 basis points to 6.32% for the quarter ended June 30, 2012 from 6.51% for the quarter ended June 30, 2011, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock increased.  The average balance of our securities available for sale increased $11.6 million, or 28.8%, to $51.9 million for the quarter ended June 30, 2012 from $40.3 million for the quarter ended June 30, 2011, as management deployed funds from increased deposits and proceeds from the initial stock offering to purchase these securities. The average yield on our securities portfolio decreased by 34 basis points, to 2.03% for the quarter ended June 30, 2012 from 2.37% for the quarter ended June 30, 2011.  This decline also includes the initial implementation of an investment and tax strategy that includes an investment in municipal bonds.

Interest Expense.  Interest expense decreased $180,000, or 20.7%, to $641,000 for the quarter ended June 30, 2012 from $821,000 for the quarter ended June 30, 2011.  The decrease resulted primarily from a decrease in interest expense on deposits. The average rate paid on deposits decreased 54 basis points to 1.08% for the quarter ended June 30, 2012 from 1.62% for the quarter ended June 30, 2011, as the Bank repriced its deposit rates in the declining market interest rate environment. The average balance of interest-bearing deposits increased $13.0 million, or 7.7%, to $182.3 million for the quarter ended June 30, 2012 from $169.3 million for the quarter ended June 30, 2011. The increase in the average balance of deposits resulted primarily from increases in the average balance of our interest-bearing checking accounts.  Our successful marketing efforts to attract new commercial and retail customer accounts continues to increase our core deposits, consisting of interest and noninterest bearing checking, money market and savings accounts.

The average balance of our money market accounts increased by $2.5 million, or 7.1%, to $37.4 million for the quarter ended June 30, 2012 from $34.9 million for the quarter ended June 30, 2011 due to marketing efforts that included an expansion of electronic services and products.  In addition, the interest expense on our money market accounts declined to $54,000 from $81,000, due to the decrease of 35 basis points in the cost of these deposits to 0.58% for the June 2012 quarter from 0.93% for the June 2011 quarter, reflecting lower market interest rates.  Interest expense on our certificates of deposit decreased by $142,000, or 25.8%, to $409,000 for the quarter ended June 30, 2012 from $551,000 for the year-earlier period as a result of a decrease of 63 basis points in the average rate paid on these deposits to 1.68% for the 2012 period from 2.31% for the 2011 period which more than offset the increase in average balance of certificates of deposit of $2.2 million, or 2.3% to $97.9 million from 95.7 million.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased by $10,000, or 20.3%, to $148,000 for the quarter ended June 30, 2012 from $138,000 for the quarter ended June 30, 2011, reflecting an increase in the average balance of our outstanding advances.

Net Interest Income.  Net interest income increased by $157,000, or 8.0%, to $2.1 million for the quarter ended June 30, 2012 from $2.0 million for the quarter ended June 30, 2011.  The increase reflected an increase in our average balance of interest-bearing assets to average bearing liabilities to 111.9% for the June 30, 2012 quarter from 107.5% for the June 30, 2011 quarter offset by a decrease in the net interest rate spread to 3.53% from 3.69%, and in our net interest margin to 3.65% from 3.80%.

Provision for Loan Losses.  We recorded a provision for loan losses of  $255,000 for the quarter ended June 30, 2012, a decrease of $370,000, or 59.2% from $625,000 for the quarter ended June 30, 2011.  Net charge offs decreased $491,000 to $179,000 for the three month period ended June 30, 2012 from $670,000 for the three month period ended June 30, 2011.  At June 30, 2012, non-performing loans including troubled debt restructurings, totaled $2.7 million, or 1.7% of total loans, as compared to $2.1 million, or 1.4% of total loans, at June 30, 2011.  The allowance for loan losses to total loans increased to 1.26% at June 30, 2012 from 1.13% at June 30, 2011. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2012 and 2011.

Noninterest Income.  Noninterest income decreased by $231,000, or 38.1%, to $375,000 for the quarter ended June 30, 2012 from $606,000 for the quarter ended June 30, 2011.  The decrease was primarily due to decreases in gains on sale of loans of $185,000 and securities of $64,000 and other income of $25,000 offset by increased gains on other assets of $51,000.  Gain on sale of loans decreased to $108,000 for the quarter ended June 30, 2012 as compared to $293,000 for the quarter ended June 30, 2011.  The decrease was primarily due to a gain of $210,000 recorded on the sale of SBA loans during the quarter of 2011 which was not repeated in the 2012 comparable quarter.

Noninterest Expense. Noninterest expense increased $183,000, or 11.0%, to $1.9 million for the quarter ended June 30, 2012 from $1.7 million for the quarter ended June 30, 2011.  Notable changes included an increase in salaries and employee benefits of $97,000, professional services of $37,000, due in large part to expenses related to our public company status, advertising of $23,000, data processing of $15,000 and other expenses of $57,000, which include seasonal maintenance and tax for the Bank and Bank owned properties, offset by a decrease of $32,000 in FDIC Premiums.  Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums and increased contributions to the employee defined benefit plan, and ESOP.  The decrease in FDIC insurance premiums resulted from a change in the prescribed method used to calculate our quarterly contribution.  Professional services increased due to the additional costs associated with reporting requirements of a public company.  Advertising and data processing increased as expected due to planned projects implemented, including website redesign and enhanced core processing systems.

On April 24, 2012 the Bank’s Board of Directors elected to freeze the Pentegra Defined Benefit Plan for West End Bank, S.B. employees. The company participates in the Pentegra Defined Benefit Plan for Financial Institutions, a noncontributory multi-employer pension plan covering all qualified employees.  As of the effective date of July 1, 2012 no new participants will be added to the plan and the accrual of benefits to active participants at that date will be suspended.  It is expected that this change will result in significant savings to employee benefit expense.  The minimum required contribution for the plan year July 1, 2011 to June 30, 2012 was $530,000.  As a result of the freeze on the plan, for the July 1, 2012 to June 30, 2013 period, the estimated minimum required contribution is $263,000 as presented by Pentegra.  The Pentegra study analysis was based on July 1, 2011 plan data including the number of active participants and plan payroll.  The actual minimum required contribution will be provided by Pentegra in the July 1, 2012 actuarial valuation and report provided in the fourth quarter of 2012.

Income Tax Expense.  We recorded $141,000 in income tax expense for the quarter ended June 30, 2012 compared to $103,000 in income tax expense for the 2011 period, reflecting income of $400,000 before income tax expense during the 2012 quarter versus income before income tax expense of $286,000 for the quarter ended June 30, 2011.  Our effective tax rate was 35.2% for the quarter ended June 30, 2012 compared to 35.8% for the quarter ended June 30, 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General.  Net income decreased to $119,000 for the six months ended June 30, 2012 compared to net income of $335,000 for the six months ended June 30, 2011.  The decrease in net income was due to a one-time expense to fund the West End Bank Charitable Foundation in the month of March 2012 in the amount of $505,000.  Excluding this one-time charge there was an increase in net interest income of $331,000 to $4.2 million for the six months ended June 30, 2012 from $3.9 million for the six months ended June 30, 2011.

Interest Income.  Interest income increased $7,000, or 0.1%, as the increase in the average balance of interest-earning assets was offset by a decrease in the average yield on such assets.  The average balance of total interest-earning assets increased $26.5 million, or 13.0%, to $231.3 million for the six months ended June 30, 2012 from $204.8 million for the six months ended June 30, 2011.  The increase in total interest-earning assets was offset by a 62 basis point decrease in the average yield on interest-earning assets to 4.81% for the 2012 period from 5.43% for the 2011 period, as a result of generally declining market interest rates.

Interest income and fees on loans decreased $109,000, or 2.2%, to $5.0 million for the six months ended June 30, 2012 from $5.1 million for the six months ended June 30, 2011, as the increase in the average balance of loans was more than offset by a decrease in the average yield on loans.  The average balance of loans increased $1.0 million, or 0.7%, to $156.6 million for the six months ended June 30, 2012 from $155.6 million for the six months ended June 30, 2011. The average yield on the loan portfolio decreased 18 basis points to 6.38% for the six months ended June 30, 2012 from 6.56% for the six months ended June 30, 2011, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock increased $116,000, or 27.6%, to $569,000 for the six months ended June 30, 2012 from $453,000 for the six months ended June 30, 2011.  The increase resulted primarily from an increase in the average balance of securities available for sale, which increased $9.1 million, or 22.6%, to $49.5 million for the six months ended June 30, 2012 from $40.4 million for the 2011 period, as funds from increased deposits were deployed to purchase these securities. The average yield on the securities portfolio increased slightly to 2.13% for the six months ended June 30, 2012 from 2.12% for the six months ended June 30, 2011.

Interest Expense.  Interest expense decreased $324,000, or 19.5%, to $1.3 million for the six months ended June 30, 2012 from $1.7 million for the six months ended June 30, 2011, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits.  The average rate we paid on deposits decreased 54 basis points to 1.15% for the six months ended June 30, 2012 from 1.69% for the six months ended June 30, 2011, as deposits repriced downward in the declining interest rate environment.  The most significant decrease in interest expense was on our certificates of deposit which decreased $290,000.  The average balance of interest-bearing deposits increased $12.5 million, or 7.4%, to $181.0 million for the six months ended June 30, 2012 from $168.5 million for the six months ended June 30, 2011.  The increase in the average balance of our deposits resulted from increases in all core deposits including interest and noninterest bearing checking, money market, savings accounts and certificates of deposit, reflecting our successful marketing efforts and increased core deposit balances from commercial loan customers.

The average balance of our certificates of deposit increased by $901,000, or 9.2%, to $98.4 million for the six months ended June 30, 2012 from $97.5 million for the six months ended June 30, 2011.  The interest expense on our certificates of deposit declined from $1.1 million to $851,000, due to the decrease of 62 basis points in the cost of these deposits to 1.74% for the six months ended June 2012 period from 2.36% for the six months ended June 2011 period, which more than offset the increase in the average balances held.  Core interest-bearing deposit accounts increased $11.6 million, or 16.3%, to $82.6 million for the six months ended June 30, 2012 from $71.0 million for the six months ended June 30, 2011, as customers increased their liquidity and cross-marketing efforts with our commercial customers were increased.

The decrease in interest expense on deposits was minimally offset by an increase in interest expense, $53,000, on Federal Home Loan Bank advances as the increase of average balance on those borrowings exceeded the decrease of average rate paid.

        Net Interest Income.  Net interest income increased by $331,000, or 8.6%, to $4.2 million for the six months ended June 30, 2012 from $3.9 million for the six months ended June 30, 2011.  The increase reflected an increase in our average interest-earning assets to average interest-bearing liabilities to 111.21% for the six months ended June 30, 2012 compared to 107.33% for the six months ended June 30, 2011 offset by a decrease in the interest rate spread to 3.52% for the six months ended June 30, 2012 from 3.67% for the six months ended June 30, 2011, and a decrease in net interest margin to 3.62% for the six months ended June 30, 2012 from 3.76% for six months ended June 30, 2011.

Provision for Loan Losses.  A provision for loan losses of $510,000 was recorded for the six months ended June 30, 2012 and $975,000 for the six months ended June 30, 2011.  The allowance for loan losses was $2.0 million, or 1.26% of total loans, at June 30, 2012, compared to $1.7 million, or 1.13% of total loans, at June 30, 2011.  Total nonperforming loans were $2.7 million at June 30, 2012, compared with $2.1 million at June 30, 2011.  Net charges offs decreased $520,000 to $$414,000 for the six months ended June 30, 2012 from $934,000 for the six month period of the prior year.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate.

Noninterest Income.  Noninterest income decreased by $319,000, or 32.0%, to $678,000 for the six months ended June 30, 2012 from $997,000 for the six months ended June 30, 2011.  The decrease was primarily due to a decrease in gains on sale of loans and securities and a decrease in servicing income.  Gain on sale of loans decreased $178,000 to $201,000 for the six months ended June 30, 2012 as compared to $379,000 for the same period in 2011.  The decrease was due to gains of $500,000 recorded on the sale of SBA loans during 2011 which was not repeated in the 2012 period.  There was a decrease of $63,000 in gain on sale of securities available for sale as ongoing investment analysis resulted in minimal sales activity  in the 2012 period.  There was a decrease of $87,000 in loan servicing income to $25,000 for the six month period to June 30, 2012 from $112,000 for the six month period to June 30, 2011.  This reflected a downward adjustment to fair market value of those assets as coupon pre-payment speeds increased in the 2012 period.

Noninterest Expense. Noninterest expense increased $845,000, or 25.2%, to $4.2 million for the six months ended June 30, 2012 from $3.6 million for the six months ended June 30, 2011.  Notable changes included an increase in salaries and employee benefits of $230,000, an increase in professional fees of $112,000, a decrease in FDIC insurance premiums of $61,000 and an increase in charitable donations as a contribution of $505,000 was made to fund the West End Bank Charitable Foundation.  Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums and increased contributions to the employee defined benefit plan.  Professional fees increased $112,000 for the 2012 period due to increased reporting requirements for public companies.  The decrease in FDIC insurance premiums resulted from a change in the prescribed method used to calculate our quarterly contribution.

Income Tax Expense.  A $29,000 income tax expense was recorded for the six months ended June 30, 2012 compared to a $183,000 income tax expense for the 2011 period, reflecting income of $148,000 before income tax expense for the six months ended June 30, 2012, compared to income before income tax expense of $517,000 for the six months ended June 30, 2011.  Our effective tax rate was 19.4% for the six months ended June 30, 2012, compared to 35.3% for the six months ended June 30, 2011.  The decrease in the effective tax rate was due to a higher percentage of tax-exempt income to pre-tax income in the 2012 period as compared to 2011.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $2.1 million and $606,000 for the six months ended June 30, 2012 and 2011, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of portfolio loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $12.4 million for the six months ended June 30, 2012 compared to cash provided by investing activities of $2.5 million for the six months ended June 30, 2011.  The 2012 period reflected our purchase of $16.7 million in securities held as available-for-sale compared to the purchase of $5.9 million for the same period in 2011.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $6.4 million and $727,000 for the six months ended June 30, 2012 and 2011, respectively, resulting from our strategy of growing our core deposit accounts from our commercial borrowers and a general growth in all deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At June 30, 2012, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $24.7 million, or 10.1% of adjusted total assets, which is above the required level of $9.8 million, or 4%; and total risk-based capital of $26.7 million, or 17.3% of risk-weighted assets, which is above the required level of $19.5 million, or 8%.  Accordingly West End Bank, S.B. was categorized as well capitalized at June 30, 2012.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2012, we had outstanding commitments to originate loans of $14.4 million and stand-by letters of credit of $1.3 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2012 totaled $49.9 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2012, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEST END INDIANA BANCSHARES, INC.

Date: August 13, 2012	/s/ John P. McBride
John P. McBride
President and Chief Executive Officer

Date: August 13, 2012	/s/ Shelley D. Miller
Shelley D. Miller
Senior Vice President and Chief Financial Officer