Form 10-Q
period 2012-09-30
West End Indiana Bancshares, Inc.
filed 2012-11-14
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012
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
YES ☒     NO ☐

1,401,008 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 13, 2012.

West End Indiana Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$1,804,314	$1,941,859
Interest-bearing demand deposits	15,100,163	20,792,596
Cash and cash equivalents	16,904,477	22,734,455
Investment securities available for sale	59,957,339	47,878,375
Loans held for sale	901,109	532,854
Loans, net of allowance for loan losses of $ 1,858,856 and $1,904,180	155,946,734	154,058,240
Premises and equipment	3,562,444	3,644,473
Federal Home Loan Bank stock	1,722,100	1,722,100

Interest receivable	1,044,619	1,029,716
Bank-owned life insurance	4,851,728	4,742,129
Foreclosed real estate held for sale	640,432	736,011
Other assets	2,243,166	3,723,565

Total assets	$247,774,148	$240,801,918

Liabilities and Equity

Liabilities
Deposits	$191,786,821	$182,975,128
Federal Home Loan Bank advances	24,000,000	27,000,000
Interest payable	105,604	116,909
Stock conversion proceeds in escrow	—	11,687,439
Other liabilities	1,184,148	984,659
Total liabilities	217,076,573	222,764,135

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,401,008	14,010	—
Additional paid in capital	12,913,241	—
Retained earnings	18,304,207	17,878,263
Unearned employee stock ownership plan (ESOP)	(1,078,770)	—
Accumulated other comprehensive income	544,887	159,520
Total stockholders’ equity	30,697,575	18,037,783

Total liabilities and equity	$247,774,148	$240,801,918

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,515,416	$2,518,417	$7,469,187	$7.581.441
Investment securities	286,633	278,624	810,184	702,544
Other	18,636	13,743	64,174	42,478
Total interest income	2,820,685	2,810,784	8,343,545	8,326,463

Interest Expense
Deposits	474,818	644,486	1,510,291	2,056,225
Federal Home Loan Bank advances	129,057	152,803	432,536	403,435
Total interest expense	603,875	797,289	1,942,827	2,459,660

Net Interest Income	2,216,810	2,013,495	6,400,718	5,866,803
Provision for loan losses	340,000	300,000	850,000	1,275,000
Net Interest After Provision for Loan Losses	1,876,810	1,713,495	5,550,718	4,591,803

Other Income
Service charges on deposit accounts	142,598	154,119	397,711	429,454
Loan servicing income, net	16,574	(87,495)	41,512	24,090
Debit card income	54,488	50,340	162,676	146,009
Gain on sale of loans	184,634	295,659	385,999	675,131
Net realized gains on sales of available-for-sale securities	57,258	31,212	58,330	95,129
Gain on cash surrender value of life insurance	35,412	38,145	109,599	114,435
Gain (loss) on sale of other assets	(13,890)	(87,083)	(36,883)	(146,979)
Other income	2,931	29,004	38,839	83,777
Total other income	480,005	423,901	1,157,783	1,421,046

Other Expense
Salaries and employee benefits	942,528	1,001,607	2,984,749	2,813,466
Net occupancy	117,132	119,195	338,676	351,627
Data processing fees	82,765	68,610	250,036	212,829
Professional fees	103,741	62,066	335,512	181,595
Advertising	61,767	62,145	141,882	142,354
ATM charges	44,702	66,510	167,109	191,225
Postage and courier	44,165	44,375	130,684	127,079
FDIC insurance premiums	49,337	40,995	144,117	196,473
Donation to establish the West End Bank Charitable Foundation	-	-	505,000	-
Other expenses	365,362	391,960	1,017,181	999,059
Total other expenses	1,811,499	1,857,463	6,014,946	5,215,707

Income Before Income Tax	545,316	279,933	693,555	797,142
Income tax expense	238,840	86,265	267,611	268,835

Net Income	$306,476	$193,668	$425,944	$528,307

Earnings Per Share
Basic	$.24	N/A	$.34	N/A
Diluted	.24	N/A	.34	N/A

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Unaudited)

Net Income	$306,476	$193,668	$425,944	$528,307
Other comprehensive income, net of tax
Unrealized gains on securities available for sale	250,151	(50,899)	420,592	87,198
Unrealized holding gains arising during the period, net of tax expense of $164,016 and $(33,365), $275,764 and $57,186	34,578	18,848	35,225	57,448
Less: Reclassification adjustment for gains included in net income, net of tax expense of $22,680, $12,363, $23,105 and $37,680	215,573	(69,747)	385,367	29,750
	$522,049	$123,921	$811,311	$558,057

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating Activities
Net income	$425,944	$528,307
Items not requiring (providing) cash
Provision for loan losses	850,000	1,275,000
Depreciation and amortization	169,205	178,675
Investment securities amortization, net	762,592	591,249
Investment securities gains	(58,330)	(95,129)
Loss (gain) on sale of other assets	36,883	146,979
Loan originated for sale in the secondary market	(12,696,636)	(4,235,403)
Proceeds from loan sales in the secondary market	12,624,412	3,968,543
Gain on loans sold	(385,999)	(675,131)
Common stock contributed to Foundation	380,000	-
Net change in
Interest receivable	(14,903)	(75,180)
Interest payable	(11,305)	16,483
Cash surrender value of life insurance	(109,599)	(114,435)
Prepaid FDIC insurance	133,454	184,023
Other adjustments	698,720	(317,348)
Net cash provided by operating activities	2,804,438	1,376,633

Investing Activities
Purchases of securities available for sale	(32,690,906)	(21,118,746)
Proceeds from maturities of securities available for sale	10,582,499	11,057,487
Proceeds from sales of securities available for sale	9,963,233	5,501,772
Proceeds from redemption of FHLB stock	-	148,500
Purchases of FHLB stock	-	(12,500)
Proceeds from sale of loans	-	1,878,159
Net change in loans	(2,867,879)	(2,171,112)
Purchase of premises and equipment	(87,176)	(175,612)
Proceeds from sale of foreclosed real estate	192,304	45,598
Other investing activities	(1,850)	38,927
Net cash used in investing activities	(14,909,775)	(4,807,527)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	10,628,925	7,405,147
Net change in certificates of deposit	(1,817,232)	(3,613,255)
Repayment of FHLB advances	(3,000,000)	(10,000,000)
Proceeds from FHLB advances	-	15,000,000
Proceeds from stock conversion	463,666
Net cash provided by financing activities	6,275,359	8,791,892

Net Change in Cash and Cash Equivalents	(5,829,978)	5,360,998

Cash and Cash Equivalents, Beginning of Year	22,734,455	8,293,606

Cash and Cash Equivalents, End of Year	$16,904,477	$13,654,604

Additional Cash Flows Information
Interest paid	$1,954,132	$2,443,177
Income taxes paid	124,000	354,000
Real estate acquired in settlement of loans	261,611	725,800
Sale and financing of foreclosed real estate	132,226	575,108
Release of stock conversion escrow to equity, net	10,952,861	-

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2012

						Accumulated
	Common Stock		Additional		Unearned	Other	Total
	Shares		Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Earnings	Shares	Income	Equity
	(Unaudited)
Balances at December 31, 2011	—	$—	$—	$17,878,263	$—	$159,520	$18,037,783
Net income	—	—	—	425,944	—	—	425,944
Unrealized gains on securities	—	—	—	—	—	385,367	385,367
ESOP shares earned	—	—	9,924	—	42,030	—	51,954

Issuance of common stock, net of offering costs	1,363,008	13,630	12,523,697	—	—	—	12,537,327
Unearned ESOP shares	—	—	—	—	(1,120,800)	—	(1,120,800)
Stock contributed to charitable foundation	38,000	380	379,620	—	—	—	380,000
Balances at September 30, 2012	1,401,008	$14,010	$12,913,241	$18,304,207	$(1,078,770)	$544,887	$30,697,575

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

The Bank provides financial services to individuals, families and businesses through its four banking offices located in the Indiana counties of Union and Wayne and two additional limited service branches located in an elementary school and high school in Richmond, Indiana at which the Bank offers more limited banking services and at which it provides banking seminars to students who assist in the branch operations.  Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four- family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans.  We also purchase investment securities consisting primarily of SBA loan pools, municipal bonds, and mortgage-backed securities.

On January 11, 2012, in accordance with a Plan of Conversion and Reorganization ( the “Conversion”), West End Bank, MHC (MHC), the Bank’s former federally chartered mutual holding company completed a mutual-to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of West End Indiana Bancshares, Inc. (the “Company”), a Maryland corporation.  In connection with the Conversion, the Company sold 1,363,008 shares of common stock, at an offering price of $10 per share, and issued an additional 38,000 shares of its common stock to the West End Bank Charitable Foundation (the “Foundation”), resulting in an aggregate issuance of 1,401,008 shares of common stock.  The Company’s stock began being quoted for listing on the OTC Bulletin Board on January 11, 2012, under the symbol “WEIN.”

The proceeds from the stock offering net of issuance costs of $1,092,000 amounted to $12,537,000.

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

Also, in connection with the Conversion, the Bank established an employee stock ownership plan (“ESOP”), which purchased 112,080 shares of the Company’s common stock at a price of $10 per share.

In accordance with Federal conversion regulations, at the time of the Conversion from a mutual holding company to a stock holding company, the Company was required to substantially restrict retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution for the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Conversion was accounted for as a change in corporate form with the historical basis of the MHC’s consolidated assets, liabilities and equity unchanged as a result.

NOTE 2:  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2011.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and nine-month periods ended September 30, 2012, are not necessarily indicative of the results which may be expected for the entire year.  The consolidated condensed balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3:  Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	September 30, 2012 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)

Available for sale
Municipal bonds	$12,069	$296	$(72)	$12,293
SBA loan pools	6,586	176	—	6,762
Mortgage-backed securities - GSE residential	40,400	604	(102)	40,902

Total available for sale	$59,055	$1,076	$(174)	$59,957

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal Bonds	$2,705	$38	$(1)	$2,742
SBA loan pools	7,505	41	(3)	7,543
Mortgage-backed securities – GSE residential	37,404	378	(189)	37,593

Total available for sale	$47,614	$457	$(193)	$47,878

The amortized cost and fair value of securities available for sale at September 30, 2012 and December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012 (Unaudited)		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

One to five years	$—	$—	$—	$—
Five to ten years	3,347	3,377	762	775
After ten years	8,722	8,916	1,943	1,967
	12,069	12,293	2,705	2,742
SBA loan pools	6,586	6,762	7,505	7,543
Mortgage-backed securities - GSE residential	40,400	40,902	37,404	37,593

Totals	$59,055	$59,957	$47,614	$47,878

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $ 598,000 at September 30, 2012 (unaudited).  Securities pledged at December 31, 2011 were $741,000.

Activities related to the sales of securities available for sale for the three and nine months ended September 30, 2012 (unaudited) and 2011 (unaudited) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)

Proceeds from sales of available-for sale securities	$9,182	$4,373	$9,963	$5,502
Gross gains on sales	73	31	74	95
Gross losses on sales	16	—	16	—

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2012 and December 31, 2011 was $ 19,939,000 (unaudited) and $16,377,000, which is approximately 33% and 34% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at September 30, 2012 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$5,343	$(72)	$—	$—	$5,343	$(72)
Mortgage-backed securities - GSE residential	14,596	(102)	—	—	14,596	(102)

	$19,939	$(174)	$—	$—	$19,939	$(174)

Securities with unrealized losses at December 31, 2011 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal	$850	$(1)	$—	$—	$850	$(1)
SBA loan pools	3,207	(3)	—	—	3,207	(3)
Mortgage-backed securities - GSE residential	12,320	(189)	—	—	12,320	(189)

	$16,377	$(193)	$—	$—	$16,377	$(193)

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

Categories of loans include:

	(Unaudited)
	September 30,	December 31,
	2012	2011
	(In Thousands)

Commercial	$8,026	$9,017
Real estate loans
Residential	57,110	56,868
Commercial and multi-family	31,674	30,295
Construction	1,309	2,786
Second mortgages and equity lines of credit	4,193	4,562
Consumer loans
Indirect	46,097	44,324
Other	9,506	8,218
	157,915	156,070
Less
Net deferred loan fees, premiums and discounts	109	108
Allowance for loan losses	1,859	1,904

Total loans	$155,947	$154,058

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 (unaudited).

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2012:
Balance, beginning of period	$130	$647	$624	$3	$36	$560	$2,000
Provision for losses	(6)	98	112	(2)	(12)	150	340
Recoveries on loans	—	1	---	—	5	17	23
Loans charged off	—	(168)	(144)	—	—	(192)	(504)

Balance, end of period	$124	$578	$592	$1	$29	$535	$1,859

Nine Months Ended September 30, 2012:
Balance, beginning of period	$145	$642	$593	$4	$29	$491	$1,904
Provision for losses	31	208	143	(3)	15	456	850
Recoveries on loans	—	2	—	—	7	43	52
Loans charged off	(52)	(274)	(144)	—	(22)	(455)	(947)

Balance, end of period	$124	$578	$592	$1	$29	$535	$1,859

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2011:
Balance, beginning of period	$102	$682	$470	$4	$9	$473	$1,740
Provision for losses	11	94	11	1	85	98	300
Recoveries on loans	—	2	—	—	—	13	15
Loans charged off	—	(39)	—	—	(62)	(71)	(172)

Balance, end of period	$113	$739	$481	$5	$32	$513	$1,883

Nine Months Ended September 30, 2011:
Balance, beginning of period	$107	$700	$336	$7	$18	$531	$1,699
Provision for losses	25	452	409	(2)	87	304	1,275
Recoveries on loans	—	7	—	—	—	41	48
Loans charged off	(19)	(420)	(264)	—	(73)	(363)	(1,139)

Balance, end of period	$113	$739	$481	$5	$32	$513	$1,883

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$124	$578	$592	$1	$29	$535	$1,859
Individually evaluated for impairment	—	30	405	—	—	—	435
Collectivity evaluated for impairment	124	548	187	1	29	535	1,424

Loans:
Ending balance	8,026	57,110	31,674	1,309	4,193	55,603	157,915
Individually evaluated for impairment	—	44	3,166	—	—	—	3,210
Collectivity evaluated for impairment	8,026	57,066	28,508	1,309	4,193	55,603	154,705

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$145	$642	$593	$4	$29	$491	$1,904
Individually evaluated for impairment	40	92	435	—	—	—	567
Collectivity evaluated for impairment	105	550	158	4	29	491	1,337

Loans:
Ending balance	9,017	56,868	30,295	2,786	4,562	52,542	156,070
Individually evaluated for impairment	49	243	2,869	—	—	—	3,161
Collectivity evaluated for impairment	8,968	56,625	27,426	2,786	4,562	52,542	152,909

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$7,501	$56,573	$25,974	$1,309	$4,099	$55,603	$151,059
Watch	75	493	182	—	—	—	750
Special Mention	—	—	1,108	—	94	—	1,202
Substandard	450	44	4,410	—	—	—	4,904
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$8,026	$57,110	$31,674	$1,309	$4,193	$55,603	$157,915

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$8,418	$56,209	$23,695	$2,786	$4,466	$52,542	$148,116
Watch	—	351	1,818	—	—	—	2,169
Special Mention	—	—	1,834	—	96	—	1,930
Substandard	550	308	2,948	—	—	—	3,806
Doubtful	49	—	—	—	—	—	49
Loss	—	—	—	—	—	—	—

Total	$9,017	$56,868	$30,295	$2,786	$4,562	$52,542	$156,070

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

The following table presents the Bank’s loan portfolio aging analysis as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$29	$568	$8	$—	$12	$1,202	$1,819
60-89 days past due	—	245	—	—	—	360	605
Greater than 90 days and accruing	—	568	—	—	55	581	1,204
Nonaccrual	—	1,050	526	—	—	—	1,576
Total past due and nonaccrual	29	2,431	534	—	67	2,143	5,204
Current	7,997	54,679	31,140	1,309	4,126	53,460	152,711

Total	$8,026	$57,110	$31,674	$1,309	$4,193	$55,603	$157,915

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$—	$40	$—	$16	$6	$840	$902
60-89 days past due	—	353	—	—	—	407	760
Greater than 90 days and accruing	3	107	—	—	8	347	465
Nonaccrual	49	582	594	—	14	—	1,239
Total past due and nonaccrual	52	1,082	594	16	28	1,594	3,366
Current	8,965	55,786	29,701	2,770	4,534	50,948	152,704

Total	$9,017	$56,868	$30,295	$2,786	$4,562	$52,542	$156,070

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2012 (unaudited) and December 31, 2011:

	September 30, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$815	$—	$—	$—	$815
Unpaid principal balance	—	—	959	—	—	—	959

Impaired loans with a specific allowance:
Recorded investment	—	44	2,351	—	—	—	2,395
Unpaid principal balance	—	44	2,351	—	—	—	2,395
Specific allowance	—	30	405	—	—	—	435

Total impaired loans:
Recorded investment	—	44	3,166	—	—	—	3,210
Unpaid principal balance	—	44	3,310	—	—	—	3,354
Specific allowance	—	30	405	—	—	—	435

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$—	$—	$—	$—	$—
Unpaid principal balance	—	—	—	—	—	—	—

Impaired loans with a specific allowance:
Recorded investment	49	243	2,869	—	—	—	3,161
Unpaid principal balance	49	243	2,869	—	—	—	3,161
Specific allowance	40	92	435	—	—	—	567

Total impaired loans:
Recorded investment	49	243	2,869	—	—	—	3,161
Unpaid principal balance	49	243	2,869	—	—	—	3,161
Specific allowance	40	92	435	—	—	—	567

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011 (unaudited):

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2012:

Total impaired loan:
Average recorded investment	$—	$44	$2,835	$—	$—	$—	$2,879
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Nine Months Ended September 30, 2012:

Total impaired loan:
Average recorded investment	$12	$122	$2,852	$—	$—	$—	$2,986
Interest income recognized	—	—	95	—	—	—	95
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2011:

Total impaired loan:
Average recorded investment	$—	$581	$2,869	$—	$—	$—	$3,450
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Nine Months Ended September 30, 2011:

Total impaired loan:
Average recorded investment	$—	$661	$3,149	$—	$—	$—	$3,810
Interest income recognized	—	—	95	—	—	—	95
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $450,000 at September 30, 2012 (unaudited) and December 31, 2011.  If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status.  Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter.  At September 30, 2012 (unaudited), there was $365,000 accruing TDR.  All TDRs are considered impaired by the Company, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms.  On at least a quarterly basis, the Company reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

During the three and nine months ended September 30, 2012 (unaudited), there was one new restructuring classified as TDR.  The loan balance at September 30, 2012 (unaudited) was $365,000 with a pre-modification recorded balance and a post modification recorded balance of $365,000.  Modifications included interest only payments for a six month time period and an extended amortization period.  During the three and nine months ended September 30, 2011 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three and nine months ended September 30, 2012 (unaudited).

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities.  At September 30, 2012 (unaudited) and December 31, 2011, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

		(Unaudited)
		September 30, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$12,293	$—	$12,293	$—
SBA loan pools	6,762	—	6,762	—
Mortgage-backed securities - GSE residential	40,902	—	40,902	—
Mortgage-servicing rights	465	—	—	465

		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$2,742	$—	$2,742	$—
SBA loan pools	7,543	—	7,543	—
Mortgage-backed securities - GSE residential	37,593	—	37,593	—
Mortgage-servicing rights	440	—	—	440

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Mortgage-Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Unaudited) (In Thousands)

Balances, beginning of period	$443	$569	$440	$496
Total unrealized gains (losses) included in net income	18	(101)	10	(26)
Additions (rights recorded on sale of loans)	42	20	90	52
Settlements (payments)	(38)	(21)	(75)	(55)
Balances, end of period	$465	$467	$465	$467

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		September 30, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited) (In Thousands)

Impaired loans	$2,396	$—	$—	$2,396

		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$2,594	$—	$—	$2,594

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$2,396	Comparative sales based on independent appraisals	Marketability Discount	20.0% - 30.0% (20.0%)
Mortgage-servicing rights	$465	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	4.9% -5.5% (5.4%) 12.7% - 20.8% (19.1%) 2.9 - 3.4 (3.07)

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011.

	(Unaudited)
	September 30, 2012
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	December 31, 2011
	Carrying	Assets	Inputs	Inputs	Carrying	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Value
Financial assets
Cash and cash equivalents	$16,904	$16,904	$—	$—	$22,734	$22,734
Available-for-sale securities	59,957	—	59,957	—	47,878	47,878
Loan held for sale	901	—	901	—	533	533
Loans, net	155,947	—	—	161,340	154,058	157,078
Federal Home Loan Bank stock	1,722	—	1,722	—	1,722	1,722
Interest receivable	1,045	—	1,045	—	1,030	1,030
Mortgage Servicing Rights	465	—	—	465	440	440

Financial liabilities
Deposits	191,787	94,126	98,674	—	182,975	183,807
Federal Home Loan Bank advances	24,000	—	24,453	—	27,000	27,602
Interest payable	106	—	106	—	117	117
Stock conversion proceeds in escrow	—	—	—	—	11,687	11,687

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

NOTE 8:  Earnings per Share

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(Unaudited)
Net Income	$306,476	$425,944
Shares Outstanding for Basic EPS:
Average Shares Outstanding	1,401,008	1,354,989
Less: Average Unearned ESOP Shares	108,801	106,512
Shares Outstanding for Basic EPS	1,292,207	1,248,477

Additional Dilutive Shares	—	—

Shares Outstanding for Diluted EPS	1,292,207	1,248,477

Basic Earnings Per Share	$.24	$.34
Diluted Earnings Per Share	$.24	$.34

NOTE 9:  Reclassifications

Certain reclassifications have been made to the 2011 condensed consolidated financial statements to conform to the September 30, 2012 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition as of September 30, 2012 and December 31, 2011 results of operations for three and nine months ended September 30, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets increased $7.0 million, or 2.9%, to $247.8 million at September 30, 2012 from $240.8 million at December 31, 2011.  The increase was primarily the result of an increase in investment securities available for sale and net loans, partially offset by a decrease in cash.

Total cash and cash equivalents decreased $5.8 million, or 25.6%, to $16.9 million at September 30, 2012 from $22.7 million at December 31, 2011.  Cash declined as funds were invested in available-for-sale securities and loans.

Securities classified as available for sale increased $12.1 million, or 25.2%, to $60.0 million at September 30, 2012 from $47.9 million at December 31, 2011, as management deployed funds from increased deposits and additional capital provided by the initial stock offering.  At September 30, 2012, securities classified as available for sale consisted of mortgage-backed securities, municipal bonds, and SBA loan pools.

Net loans increased by $1.8 million, or 1.2%, to $155.9 million at September 30, 2012 from $154.1 million at December 31, 2011.   Indirect consumer loans increased $1.8 million, or 4.1%, to $46.1 million at September 30, 2012 from $44.3 million at December 31, 2011.  Commercial and multi-family loans increased $1.4 million, or 4.6%, to $31.7 million at September 30, 2012 from $30.3 million at December 31, 2011 and direct consumer loans increase $1.3 million, or 15.9% to $9.5 million at September 30, 2012 from $8.2 million at December 31, 2011.  These increases were offset by a decrease in construction loans of $1.5 million, or 53.6% to $1.3 million at September 30, 2012 from $2.8 million at December 31, 2011.  Other loan categories had changes of lesser amounts. 1-4 family residential loans increased $200,000 or 0.4% to $57.1 million at September 30, 2012 from $56.9 million at December 31, 2011.

            Total non-performing loans increased to $2.8 million at September 30, 2012 from $1.7 million at December 31, 2011.  The increase was primarily due to an increase in non-performing 1-4 family residential loans from $689,000 at December 31, 2011 to $1.6 million at September 30, 2012.

Other assets decreased $1.5 million, or 40.5%, to $2.2 million at September 30, 2012 from $3.7 million at December 31, 2011.  Significant contributing factors to the decrease was a decline in conversion costs of $710,000, accrued pension expense of $341,000, and prepaid FDIC premiums of $133,000.

Deposits increased $8.8 million, or 4.8%, to $191.8 million at September 30, 2012 from $183.0 million at December 31, 2011.  The increase was a result of increased commercial and retail accounts and normal business trends from existing customers.

Borrowings, consisting entirely of Federal Home Loan Bank advances, decreased $3.0 million or 11.1%, to $24.0 million at September 30, 2012 from $27.0 million at December 31, 2011.

Stock conversion proceeds in escrow, $11.7 million, were applied to stock purchases as of January 10, 2012 and the account was closed.

Total equity increased to $30.7 million at September 30, 2012 from $18.0 million at December 31, 2011.  The increase was a result of the successful completion of our initial public offering which closed on January 10, 2012, which raised net proceeds, net of offering costs of $1,092,000, of $12,537,000 as well as continued improved earnings including net income of $426,000, for the nine months ended September 30, 2012.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General.  We recorded net income of $306,000 for the quarter ended September 30, 2012 compared to net income of $194,000 for the quarter ended September 30, 2011.  Net interest income after provision for loan losses increased $163,000 and non-interest income increased $56,000 while noninterest expense decreased $46,000.  Tax expense increased $153,000.

Interest Income.  Interest income increased  $10,000, or 0.04%, to $2.82 million for the quarter ended September 30, 2012 from $2.81 million for the quarter ended September 30, 2011, as the increase in the average balance of interest-earning assets was offset by a decrease in the average yield on such assets.  The average balance of total interest-earning assets increased $28.1 million, or 13.7%, to $233.5 million for the September 30, 2012 from $205.4 million for the quarter ended September 30, 2012. The average balance of securities available for sale increased $17.4 million, or 42.4%, to $58.4 million for the quarter ended September 30, 2012 from $41.0 million for the quarter ended September 30, 2011 and other interest-earning assets, primarily cash and cash equivalents, increased $4.0 million, or 40.0% to $14.0 million for the quarter ended September 30, 2012 from $10.0 million for the quarter ended September 30, 2011.  The impact of the increase in total interest-earning assets was partially offset by a 64 basis point decrease in the average yield on interest-earning assets to 4.85% for the 2012 period from 5.49% for the 2011 period.

Interest income on loans remained unchanged at $2.5 million for the quarters ended September 30, 2012 and 2011, as the increase in the average balance of loans was offset by a decrease in the average yield on our loans.  The average balance of net loans increased $6.7 million, or 4.3%, to $161.0 million for the quarter ended September 30, 2012 from $154.3 million for the quarter ended September 30, 2011. However, the average yield on our loan portfolio decreased 28 basis points to 6.26% for the quarter ended September 30, 2012 from 6.54% for the quarter ended September 30, 2011, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock increased.  As noted above, average balance of our securities available for sale increased $17.4 million, or 42.4%, to $58.4 million for the quarter ended September 30, 2012 from $41.0 million for the quarter ended September 30, 2011, as management deployed funds from increased deposits and proceeds from the initial stock offering to purchase these securities. The average yield on our securities portfolio decreased by 76 basis points, to 1.97% for the quarter ended September 30, 2012 from 2.73% for the quarter ended September 30, 2011, reflecting lower market interest rates and the initial implementation of an investment and tax strategy that includes an investment in municipal bonds.

Interest Expense.  Interest expense decreased $193,000, or 24.2%, to $604,000 for the quarter ended September 30, 2012 from $797,000 for the quarter ended September 30, 2011.  The decrease resulted primarily from a decrease in interest expense on deposits. The average rate paid on deposits decreased 51 basis points to 1.04% for the quarter ended September 30, 2012 from 1.55% for the quarter ended September 30, 2011, as the Bank repriced its deposit rates in the declining market interest rate environment. The average balance of interest-bearing deposits increased $16.3 million, or 9.7%, to $182.8 million for the quarter ended September 30, 2012 from $166.5 million for the quarter ended September 30, 2011. The increase in the average balance of deposits resulted primarily from increases in the average balance of our interest-bearing checking accounts.  Our successful marketing efforts to attract new commercial and retail customer accounts continues to increase our core deposits, consisting of interest and noninterest bearing checking, money market and savings accounts.

The average balance of our money market accounts increased by $6.8 million, or 19.5%, to $41.7 million for the quarter ended September 30, 2012 from $34.9 million for the quarter ended September 30, 2011 due to marketing efforts that included an expansion of electronic services and products.  In addition, the interest expense on our money market accounts declined to $53,000 from $81,000, due to the decrease of 42 basis points in the cost of these deposits to 0.51% for the September 2012 quarter from 0.93% for the September 2011 quarter, reflecting lower market interest rates.  Interest expense on our certificates of deposit decreased by $125,000, or 23.9%, to $399,000 for the quarter ended September 30, 2012 from $524,000 for the year-earlier period as a result of a decrease of 59 basis points in the average rate paid on these deposits to 1.62% for the 2012 period from 2.21% for the 2011 period which more than offset the increase in average balance of certificates of deposit of $3.7 million, or 3.9% to $98.8 million from $95.1 million.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $24,000, or 15.7%, to $129,000 for the quarter ended September 30, 2012 from $153,000 for the quarter ended September 30, 2011, as the average rate paid on these funds declined to 2.05% offset in part by reflecting an increase in the average balance of our outstanding advances.

Net Interest Income.  Net interest income increased by $203,000, or 10.1%, to $2.2 million for the quarter ended September 30, 2012 from $2.0 million for the quarter ended September 30, 2011.  The increase reflected an increase in our average balance of interest-bearing assets to average bearing liabilities to 112.2% as of September 30, 2012 from 107.5% as of September 30, 2011 offset by a decrease in the net interest rate spread to 3.69% from 3.82%, and in our net interest margin to 3.80% from 3.92%.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses” which is included in our annual report on Form 10-K for the year ended December 31, 2011, we recorded a provision for loan losses of $340,000 for the quarter ended September 30, 2012, an increase of $40,000, or 13.3% from $300,000 for the quarter ended September 30, 2011.  Net charge offs increased $324,000 to $481,000 for the three month period ended September 30, 2012 from $157,000 for the three month period ended September 30, 2011.  These charge offs represent two 1-4 family mortgage loans and one commercial real estate loan previously identified and reserved for these expected losses.  At September 30, 2012, non-performing loans including troubled debt restructurings, totaled $2.8 million, or 1.8% of total loans, as compared to $2.5 million, or 1.6% of total loans, at September 30, 2011.  The allowance for loan losses to total loans decreased to 1.18% at September 30, 2012 from 1.23% at September 30, 2011. The decrease in the reserve was a result of loans charged off in 2012 that had been expensed through a specific reserve in the allowance in 2011 and a modest improvement in trends of impaired loans as compared to the second quarter of 2012.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2012 and 2011.

Noninterest Income.  Noninterest income increased by $56,000, or 13.2%, to $480,000 for the quarter ended September 30, 2012 from $424,000 for the quarter ended September 30, 2011.  The increase was primarily an increase in loan servicing income of $104,000 due to increased loan sales to Freddie Mac and a decrease in loss on the sale of other assets of $73,000, partially offset by decreases in gains on sale of loans of $111,000 due to the no SBA sales in 2012 and service charges on deposit accounts of $11,000 due to regulatory changes to processing of overdrafted accounts.

Noninterest Expense. Noninterest expense decreased $46,000, or 2.5%, to $1.81 million for the quarter ended September 30, 2012 from $1.86 million for the quarter ended September 30, 2011.  The change was primarily due to decreases of $59,000 to pension expense and $22,000 to ATM Charges partially offset by an increase of $42,000 to professional services. Salaries and employee benefits declined primarily due to a decline in pension expense. Professional services increased due to the additional costs associated with reporting requirements of a public company.  To a lesser extent, advertising and data processing also increased as expected due to planned projects implemented, including website redesign and enhanced core processing systems.

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

Income Tax Expense.  We recorded $239,000 in income tax expense for the quarter ended September 30, 2012 compared to $86,000 in income tax expense for the 2011 period, reflecting income of $545,000 before income tax expense during the 2012 quarter versus income before income tax expense of $280,000 for the quarter ended September 30, 2011.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General.  Net income decreased to $426,000 for the nine months ended September 30, 2012 from $528,000 for the nine months ended September 30, 2011.  The decrease in net income was due primarily to a one-time expense of $505,000 to fund the West End Bank Charitable Foundation in connection with the closing of our initial stock offering.    On the core results of the Company’s operations, there was an increase in net interest income after provision for loan losses of $959,000 to $5.6 million for the nine months ended September 30, 2012 from $4.6 million for the nine months ended September 30, 2011.

Interest Income.  Interest income increased $17,000, or 0.2%, as the increase in the average balance of interest-earning assets was offset by a decrease in the average yield on such assets.  The average balance of total interest-earning assets increased $27.2 million, or 13.3%, to $232.0 million for the nine months ended September 30, 2012 from $204.6 million for the nine months ended September 30, 2011.  The increase in total interest-earning assets was offset by a 62 basis point decrease in the average yield on interest-earning assets to 4.81% for the 2012 period from 5.43% for the 2011 period, as a result of generally declining market interest rates.

Interest income and fees on loans decreased $112,000, or 1.5%, to $7.5 million for the nine months ended September 30, 2012 from $7.6 million for the nine months ended September 30, 2011, as the increase in the average balance of loans was more than offset by a decrease in the average yield on loans.  The average balance of loans increased $3.0 million, or 1.9%, to $158.1 million for the nine months ended September 30, 2012 from $155.1 million for the nine months ended September 30, 2011. The average yield on the loan portfolio decreased 21 basis points to 6.32% for the nine months ended September 30, 2012 from 6.53% for the six months ended September 30, 2011, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest-earning assets and FHLB of Indianapolis stock increased $107,000, or 15.2%, to $810,000 for the nine months ended September 30, 2012 from $703,000 for the nine months ended September 30, 2011.  The increase resulted primarily from an increase in the average balance of securities available for sale, which increased $12.0 million, or 29.7%, to $52.5 million for the nine months ended September 30, 2012 from $40.5 million for the 2011 period, as funds from increased deposits were deployed to purchase these securities. The average yield on the securities portfolio decreased to 2.06% for the nine months ended September 30, 2012 from 2.32% for the nine months ended September 30, 2011.

Interest Expense.  Interest expense decreased $517,000, or 21.0%, to $1.9 million for the nine months ended September 30, 2012 from $2.5 million for the nine months ended September 30, 2011, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits.  The average rate we paid on deposits decreased 55 basis points to 1.09% for the nine months ended September 30, 2012 from 1.64% for the nine months ended September 30, 2011, as deposits repriced downward in the declining interest rate environment.  The most significant decrease in interest expense was on our certificates of deposit which decreased $416,000.  The average balance of interest-bearing deposits increased $17.0 million, or 10.1%, to $184.7 million for the nine months ended September 30, 2012 from $167.8 million for the nine months ended September 30, 2011.  The increase in the average balance of our deposits resulted from increases in all core deposits including interest and noninterest bearing checking, money market, savings accounts and certificates of deposit, reflecting our marketing efforts and increased core deposit balances from commercial loan customers.

The average balance of our certificates of deposit increased by $1.8 million, or 1.9%, to $98.5 million for the nine months ended September 30, 2012 from $96.7 million for the nine months ended September 30, 2011.  The interest expense on our certificates of deposit declined from $1.7 million to $1.3 million, due to the decrease of 60 basis points in the cost of these deposits to 1.70% for the nine months ended September 2012 period from 2.30% for the nine months ended September 2011 period, which more than offset the increase in the average balances held.  The average balance of core interest-bearing deposit accounts increased $15.1 million, or 21.2%, to $86.2 million for the nine months ended September 30, 2012 from $71.1 million for the nine months ended September 30, 2011, as customers increased their liquidity and cross-marketing efforts with our commercial customers were increased.

The decrease in interest expense on deposits was minimally offset by an increase in interest expense, $29,000, on Federal Home Loan Bank advances as the increase of average balance on those borrowings exceeded the decrease of average rate paid.

Net Interest Income.  Net interest income increased $534,000, or 9.1%, to $6.4 million for the nine months ended September 30, 2012 from $5.9 million for the nine months ended September 30, 2011.  The increase reflected an increase in the average balance of our interest-earning assets to average interest-bearing liabilities to 109.7% for the quarter ended September 30, 2012 compared to 107.3% for the quarter ended September 30, 2011 offset by a decrease in the interest rate spread to 3.69% for the nine months ended September 30, 2012 from 3.71% for the nine months ended September 30, 2011, and a decrease in net interest margin to 3.68% for the nine months ended September 30, 2012 from 3.82% for nine months ended September 30, 2011.

Provision for Loan Losses.  A provision for loan losses of $850,000 was recorded for the nine months ended September 30, 2012 and $1.3 million for the nine months ended September 30, 2011.  The allowance for loan losses was $1.9 million, or 1.18% of total loans, at September 30, 2012, compared to $1.9 million, or 1.23% of total loans, at September 30, 2011.  Total nonperforming loans were $2.8 million at September 30, 2012, compared with $2.5 million at September 30, 2011.  Net charges offs decreased $196,000 to $895,000 for the nine months ended September 30, 2012 from $1.1 million for the nine month period of the prior year.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate.

Noninterest Income.  Noninterest income decreased by $263,000, or 18.5%, to $1.2 million for the nine months ended September 30, 2012 from $1.4 million for the nine months ended September 30, 2011.  The decrease was primarily due to decreases in gains on sale of loans of $289,000, gains on the sale of securities of $37,000, service charges on deposit accounts of $32,000, and loan servicing income of $17,000 partially offset by a decrease on losses on the sale of other assets of $110,000.  Gain on sale of loans decreased $289,000 to $386,000 for the nine months ended September 30, 2012 as compared to $675,000 for the same period in 2011.  The decrease was due to gains of $500,000 recorded on the sale of SBA loans during the 2011 period which was not repeated in the 2012 period, offset in part this year by increased sales of loans to Freddie Mac as a result of the continued low rate environment.

Noninterest Expense. Noninterest expense increased $799,000, or 15.3%, to $6.0 million for the nine months ended September 30, 2012 from $5.2 million for the nine months ended September 30, 2011.  Notable changes included an increase in salaries and employee benefits of $171,000, an increase in professional fees of $154,000, a decrease in FDIC insurance premiums of $52,000 and an increase in charitable donations as a contribution of $505,000 was made to fund the West End Bank Charitable Foundation.  Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums and increased contributions to the employee defined benefit plan in the first six months of the year prior to freezing of the plan for accrual of future benefits.  Professional fees increased $154,000 for the 2012 period due to increased reporting requirements for public companies.  The decrease in FDIC insurance premiums resulted from a change in the prescribed method used to calculate our quarterly contribution.

Income Tax Expense.  A $268,000 income tax expense was recorded for the nine months ended September 30, 2012 compared to a $269,000 income tax expense for the 2011 period, reflecting income of $694,000 before income tax expense for the nine months ended September 30, 2012, compared to income before income tax expense of $797,000 for the nine months ended September 30, 2011.  Our effective tax rate was 38.6% for the nine months ended September 30, 2012, compared to 33.7% for the nine months ended September 30, 2011.  The increase in the effective tax rate was due the tax treatment of the $505,000 donation to the West End Bank Charitable Foundation by the state.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $2.8 million and $1.4 for the nine months ended September 30, 2012 and 2011, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of portfolio loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $14.9 million for the nine months ended September 30, 2012 compared to cash used by investing activities of $4.8 million for the nine months ended September 30, 2011.  The 2012 period reflected our purchase of $32.7 million in securities held as available-for-sale compared to the purchase of $21.1 million for the same period in 2011.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $6.3 million and $8.8 million for the nine months ended September 30, 2012 and 2011, respectively, resulting from our strategy of growing our core deposit accounts from our commercial borrowers and a general growth in all deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment, while paying down FHLB advances.

At September 30, 2012, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $25.2 million, or 10.3% of adjusted total assets, which is above the required level of $9.8 million, or 4%; and total risk-based capital of $27.1 million, or 17.5% of risk-weighted assets, which is above the required level of $19.5 million, or 8%.  Accordingly West End Bank, S.B. was categorized as well capitalized at September 30, 2012.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2012, we had outstanding commitments to originate loans of $19.5 million and stand-by letters of credit of $1.1 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from September 30, 2012 totaled $51.7 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2012, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: November 13, 2012	/s/ John P. McBride
John P. McBride
President and Chief Executive Officer

Date: November 13, 2012	/s/ Shelley D. Miller
Shelley D. Miller
Senior Vice President and Chief Financial Officer