Form 10-K
period 2012-12-31
West End Indiana Bancshares, Inc.
filed 2013-03-29
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2012.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐      NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 29, 2012 ($12.25) was approximately $14.6 million.

As of March 28, 2013, there were 1,401,008 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

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

General

West End Indiana Bancshares, Inc.

West End Indiana Bancshares, Inc. was incorporated in the State of Maryland in June 2011 for the purpose of becoming the savings and loan holding company for West End Bank, S.B. (the “Bank”), upon consummation of the mutual to stock conversion of West End Bank, MHC, the Bank’s former mutual holding company, which occurred on January 10, 2012.  The holding company wholly owns West End Bank, S.B., holds a loan to the Bank’s employee stock ownership plan, and made the initial contribution of 38,000 shares of West End Indiana Bancshares, Inc and $125,000 to establish the West End Bank Charitable Foundation.

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

West End Bank, S.B.

West End Bank, S.B. is an Indiana-chartered savings bank headquartered in Richmond, Indiana.  West End Bank, S.B. was organized in 1894 under the name West End Building and Loan Association and has operated continuously in Richmond, Indiana since its founding. We reorganized into the mutual holding company structure in 2007 by forming West End Bank, MHC; and completed our mutual to stock conversion in January 2012, thereby becoming the wholly owned subsidiary of West End Indiana Bancshares, Inc.  At December 31, 2012, we had total assets of $246.5 million, net loans of $159.6 million, total deposits of $189.8 million and equity of $30.9 million.

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

Market Area and Competition

We conduct business through our main office located in Richmond, Indiana, our three additional branch offices in Richmond, Hagerstown and Liberty, Indiana and seven additional limited service branches located within all Richmond Community School’s elementary schools and a high school in Richmond, Indiana at which we offer more limited banking services and at which we provide banking seminars to students who assist in the branch operations. Three of our offices are located in Wayne County, and our Liberty office is located in Union County, Indiana. Richmond, Indiana is located in east central Indiana on the Interstate 70 corridor, approximately 70 miles east of Indianapolis and 35 miles west of Dayton, Ohio.

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

Union and Wayne Counties’ and Indiana’s 2012 unemployment rates were 8.9%, 10.3% and 8.5%, respectively, as compared to a U.S. unemployment rate of 7.6%.  According to Stats Indiana, 2011 per capita income for Union and Wayne Counties was $33,458 and $30,909, respectively and 2011 median household incomes for these counties were $43,540 and $36,559, respectively, compared to 2011 per capita income for the United States and Indiana of $41,560 and $35,689, respectively, and 2011 median household incomes of $50,054 and $46,410, respectively.

 We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions.  As of June 30, 2012, based on the most recent available FDIC data, our market share of deposits represented 30.81% and 14.70% of FDIC-insured deposits in Union and Wayne Counties, Indiana, respectively.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$56,145	34.72%	$56,868	36.44%	$58,949	38.37%	$57,254	39.36%	$63,642	45.74%
Commercial and multi-family	34,048	21.06	30,295	19.41	27,208	17.71	25,022	17.20	18,460	13.26
Construction	2,483	1.54	2,786	1.78	1,984	1.29	1,305	0.90	2,053	1.48
Second mortgages and equity lines of credit	4,114	2.54	4,562	2.92	4,999	3.25	5,416	3.72	6,361	4.57
Consumer loans:
Indirect	46,930	29.03	44,324	28.40	46,268	30.12	45,214	31.08	40,180	28.88
Other	9,464	5.85	8,218	5.27	6,914	4.51	5,922	4.07	5,459	3.92
Commercial business	8,505	5.26	9,017	5.78	7,302	4.75	5,333	3.67	2,990	2.15
	161,689	100.00%	156,070	100.00%	153,624	100.00%	145,466	100.00%	139,145	100.00%
Less:
Net deferred loan fees, premiums and discounts	105		108		115		118		96
Allowance for losses	2,013		1,904		1,699		1,113		706
Total loans	$159,571		$154,058		$151,810		$144,235		$138,343

(1)
At December 31, 2012, December 31, 2011 December 31, 2010, December 31, 2009, and December 31, 2008 included non-owner occupied loans of $11.9 million, $13.1 million, $15.1 million, $15.1 million, and $15.9 million, respectively.

Contractual Maturities.  The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2012.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

December 31, 2012	One- to Four-Family	Second Mortgage and Lines of Credit	Commercial and Multi-Family Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$407	$264	$1,728	$1,018	$5,499	$1,745	$10,661
More than one to two years	88	58	2,639	13	395	5,455	8,648
More than two to three years	812	105	1,842	––	454	11,639	14,852
More than three to five years	2,193	626	8,361	––	1,214	30,029	42,423
More than five to ten years	6,501	2,160	3,328	1,452	815	7,502	21,758
More than ten to fifteen years	7,770	901	7,917	––	128	24	16,740
More than fifteen years	38,374	––	8,233	––	––	––	46,607
Total	$56,145	$4,114	$34,048	$2,483	$8,505	$56,394	$161,689

The following table sets forth our fixed and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$33,587	$22,151	$55,738
Commercial and multi-family	19,513	12,807	32,320
Construction	1,465	––	1,465
Second mortgages and equity lines of credit	1,756	2,094	3,850
Consumer loans	54,649	––	54,649
Commercial business	2,182	824	3,006
Total loans	$113,152	$37,876	$151,028

Loan Approval Procedures and Authority.  Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of West End Bank, S.B.’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At December 31, 2012, our largest credit relationship totaled $3.5 million and was secured primarily by accounts/notes receivable and inventory.  At December 31, 2012, this loan was performing in accordance with its repayment terms.  Our second largest relationship at this date was a $3.2 million loan secured by commercial real estate and was performing in accordance with its repayment terms at this date.

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

One- to Four-Family Residential Real Estate Lending.  The focus of our lending program was historically the origination of one- to four-family residential real estate loans.  At December 31, 2012, $56.1 million, or 34.7% of our total loan portfolio, consisted of loans secured by one- to four-family real estate.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans.  At December 31, 2012, 60.4% of our one- to four-family residential real estate loans were fixed-rate loans, and 39.6% of such loans were adjustable-rate loans.

At December 31, 2012, $11.9 million, or 21.2% of our total one- to four-family residential real estate loans were secured by non-owner occupied properties.  Generally, we require personal guarantees from the borrowers on these properties and will not make loans in excess of 80% loan to value on non-owner- occupied properties. However, we recognize that there is a greater credit risk inherent in non-owner- occupied properties, than in owner-occupied properties since, like commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. The amount of our non-owner-occupied one- to of our-family residential real estate loans has decreased from $15.1 million at December 31, 2009 to $11.9 million at December 31, 2012 and, subject to market conditions, we expect to continue to deemphasize these types of loans in the future.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2012 was generally $417,000 for single-family homes in our market area.  We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.”  The majority of our one- to four-family residential real estate loans are secured by properties located in our market area.

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

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on one-to four- family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

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

Commercial and Multi-Family Real Estate Lending.  Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we have sought to increase our commercial and multi-family real estate loans.  At December 31, 2012, we had $34.0 million in commercial and multi-family real estate loans, representing 21.06% of our total loan portfolio.  Subject to future economic, market and regulatory conditions, we intend to continue to focus on this kind of lending, and may increase our loan activity for these types of loans in western Ohio.

Most of our commercial and multi-family real estate loans have fixed-rate terms of up to five years with amortization terms of 25 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

Set forth below is information regarding our commercial and multi-family real estate loans at December 31, 2012.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Retail	10	$2,591
Office	13	1,879
Industrial	4	1,629
Mixed use	13	5,044
Church	13	4,164
Real estate investors/lessors	43	5,314
Student housing	4	2,911
Recreation/entertainment	3	207
Commercial development	1	2,275
Auto sales/repair	7	1,091
Restaurant/fast food	7	2,343
Hotel	2	1,597
Agriculture	1	55
Other	12	2,948
Total	133	$34,048

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

Indirect Consumer Lending.  As part of our effort to enhance our net interest margin and the interest rate risk sensitivity of our loan portfolio, we originate indirect automobile loans, including on a very limited basis, recreational vehicle and boat loans.  We have been in the business of providing indirect automobile loans since 2004.  Indirect consumer loans totaled $46.9 million at December 31, 2012, or 29.0% of our total loan portfolio.

We acquire and underwrite our indirect automobile loans from approximately 25 dealers located primarily in our market area under a tiered-rate structure providing for a dealer reserve premium.  The aggregate principal balance of our automobile loan portfolio as of December 31, 2012 was secured primarily by late-model used automobiles.  The weighted average original term to maturity of our automobile loan portfolio at December 31, 2012 was 3 years and 8 months.

At December 31, 2012 the average credit score for borrowers of our indirect loans that were originated since May 2008 was 675, and the weighted average rate of these loans was 7.56%.  At December 31, 2012, $17.2 million, or 36.7% of our total indirect loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a less credit-worthy borrower).

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

We generally finance up to the full sales price of the vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts and premiums for physical damage, credit life and disability insurance obtained in connection with the vehicle or the financing (amounts in addition to the sales price are collectively referred to as the “Additional Vehicle Costs”).  In addition, we may finance the negative equity related to the vehicle traded in by the borrower in connection with the financing.  Accordingly, the amount we finance may exceed, depending on the borrower’s credit score in the case of new vehicles, the dealer’s invoice price of the financed vehicle and the Additional Vehicle Costs, or in the case of a used vehicle, the vehicle’s value and the Additional Vehicle Costs.  The maximum amount borrowed generally may not exceed 100% of the Manufacturer’s Suggested Retail Price (MSRP) of the financed vehicle that is new, or the vehicle’s “retail” value in the case of a used vehicle, including Additional Vehicle Costs.  The vehicle’s value is determined by using one of the standard reference sources for dealers of used cars.  We regularly review the quality of the loans we purchase from the dealers and periodically conduct quality control audits to ensure compliance with our established policies and procedures. We retain the right to recapture the individual dealer reserve if the loan should default within 120 days.

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

Direct Consumer Lending.  Our direct consumer loans, including unsecured loans, totaled $9.5 million or 5.9% of our total loan portfolio, at December 31, 2012 and consisted principally of loans secured by a wide variety of collateral, including certificates of deposit and marketable securities.  Unsecured consumer loans included in the above amount totaled $150,000 or 0.09% of our total loan portfolio.  These loans have either a fixed-rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime rate of interest as reported in The Wall Street Journal.

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

At December 31, 2012, the average loan balance of our outstanding home equity lines of credit was $15,000 and the largest outstanding balance of any such loan was $122,000.  This loan was performing in accordance with its repayment terms at December 31, 2012.

We have deemphasized second mortgage loans and home equity lines of credit during the past three years and do not expect to emphasize this type of lending in the current economic environment.

Construction Lending.  At December 31, 2012, we had $2.5 million, or 1.5% of our total loan portfolio, in construction loans. We make construction loans to individuals for the construction of their primary residences.  These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans.  Our construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate.  During the construction phase, the borrower generally pays interest only.  The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.  On occasion, we may consider loans for the construction of commercial properties.

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

Commercial Business Lending.  At December 31, 2012 commercial business loans represented $8.5 million or 5.3% of our total loan portfolio. Our commercial business loans consist of term loans as well as regular lines of credit and revolving lines of credit to finance short-term working capital needs like accounts receivable and inventory.  Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or unsecured.  We generally obtain personal guarantees with all commercial business loans.  Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months.  We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs.  We fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or seven years, whichever is less.  Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory or long-term assets such as equipment, furniture, fixtures or real estate.

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

At December 31, 2012, the average loan balance of our outstanding commercial business term loans was $240,000, and the largest outstanding balance of such loans was a $2.67 million loan secured by business assets.  This loan was performing in accordance with its repayment terms at December 31, 2012.

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

We also offer commercial loans utilizing the Small Business Administration’s 7a Program.  The 75% loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. During the year ended December 31, 2012, we originated SBA guaranteed commercial loans of $2.0 million.  The guaranteed portion of those loans originated in 2012 was sold for a premium of $183,000.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.  All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated to Freddie Mac, although we are also approved to sell to the Federal Home Loan Bank of Indianapolis.  On an ongoing basis, we consider our balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2012, we serviced $62.0 million of fixed-rate, one- to four-family residential real estate loans held by other institutions.

From time to time, we purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. Historically, the loan participations have been secured by commercial and multi-family real estate. In these circumstances, we follow our customary loan underwriting and approval policies.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2012	2011
	(In thousands)

Total loans at beginning of period	$156,070	$153,624

Loans originated:
Real estate loans:
One- to four-family residential (1)	27,228	18,178
Commercial and multi-family	7,887	17,570
Construction	4,922	29
Second mortgages and equity lines of credit	726	495
Consumer loans:
Indirect	27,479	21,784
Other	6,056	4,679
Commercial business	3,854	2,517
Total loans originated	78,152	65,252

Loans purchased:
Real estate loans:
One- to four-family residential	—	—
Commercial and multi-family	—	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	75	—
Total loans purchased	75	—

Loans sold:
Real estate loans:
One- to four-family residential	(17,036)	(10,187)
Commercial and multi-family	(1,783)	(8,520)
Construction	(2,600)	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	—
Total loans sold	(21,419)	(18,707)

Other:
Principal repayments	(65,240)	(60,319)
Advances on commercial and home equity lines-of-credit loans	14,051	16,220

Net loan activity	5,619	2,446
Total loans at end of period	$161,689	$156,070

(1)	For the years ended December 31, 2012 and 2011, includes $896,000 and $521,000 of non-owner-occupied one-to four-family residential loans, respectively.

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

Troubled Debt Restructurings.  We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We generally do not forgive principal or interest on loans. We may modify the terms of loans, to lower interest rates (which may be at below market rates), and/or to provide for longer amortization schedules (up to 40 years), and/or provide for interest-only terms.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2012, we had three loans totaling $2.0 million classified as a troubled debt restructuring one of which was for $450,000 that was included in our non-accrual loans at such date. This loan was secured by a strip mall shopping center located outside of our market area and is a loan in which we purchased a participation interest from a local community bank. The lead bank for this participation loan has initiated foreclosure proceedings. The other two loans are a single borrower secured by a hotel property, totaling $1.6 million and are currently paying according to the renegotiated terms.

Delinquent Loans.  The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2012			2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$131	$111	$1,229	$40	$353	$265
Non owner-occupied	57	––	235			425
Total one- to four-family residential	188	111	1,464	40	353	690
Commercial and multi-family	––	––	521	––	––	594
Construction	––	—	—	16	—	—
Second mortgages and equity lines of credit	55	29	11	6	—	22
Consumer loans	1,041	416	607	840	407	347
Commercial business	––	––	––	––	––	52
Total	$1,284	$556	$2,603	$902	$760	$1,705

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

See Note 3 to our Financial Statements beginning on page 58 of this annual report for a description by loan category of our classified and special mention assets as of December 31, 2012 and December 31, 2011.

Non-Performing Assets.  We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  Restructured loans are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for a reasonable period of time (typically six months) and the ultimate collectability of the total contractual principal and interest is reasonably assured.

The following table sets forth information regarding our non-performing assets and troubled debt restructurings at the dates indicated.  Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates materially less than current market rates.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential (1)	$1,121	$582	$1,224	$1,236	1,640
Commercial and multi-family (2)	521	594	528	164	—
Construction	—	—	—	109	106
Second mortgages and equity lines of credit	––	14	11	143	142
Consumer loans	—	—	30	—	54
Commercial business	––	49	—	—	—
Total non-accrual loans	1,642	1,239	1,793	1,652	1,942

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	343	107	376	375	288
Commercial and multi-family	—	—	12	—	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	11	8	77	6	23
Consumer loans	607	347	295	183	154
Commercial business	––	3	35	—	—
Total accruing loans past due 90 days or more	961	465	795	564	465
Total of nonaccrual and 90 days or more past due loans	2,603	1,704	2,588	2,216	2,407

Real estate owned:
One- to four-family	75	284	688	586	184
Multi--family	—	—	—	—	—
Commercial	270	354	—	—	—
Other	98	98	98	—	—
Total real estate owned	443	736	786	586	184

Other non-performing assets	109	83	65	96	51

Total non-performing assets	3,155	2,523	3,439	2,898	2,642

Troubled debt restructurings (not included above) – commercial and multifamily real estate	1,597	—	594	—	—

Troubled debt restructurings and total non-performing assets	$4,752	$2,523	$4,033	$2,898	$2,642

Total non-performing loans to total loans	1.61%	1.10%	1.69%	1.52%	1.73%
Total non-performing assets to total assets	1.28%	1.05%	1.59%	1.52%	1.49%
Total non-performing assets and troubled debt restructurings to total assets	1.93%	1.05%	1.87%	1.52%	1.49%

(1)	At December 31, 2012 and 2011, includes $235,000 and $265,000 of non-owner- occupied one- to four-family residential real estate loans, respectively.
(2)	At December 31, 2012, includes $450,000 of troubled debt restructurings.

Interest income that would have been recorded for the years ended December 31, 2012 and 2011, had nonaccruing loans been current according to their original terms amounted to $167,000 and $191,000, respectively.  No interest for these periods was recognized on these loans nor included in net income for the years ended December 31, 2012 and 2011, respectively.

Non-performing one- to four-family residential real estate loans totaled $1.5 million at December 31, 2012 and consisted of 19 loans of which the largest totaled $282,000.

We had two non-performing commercial and multi-family real estate loans at December 31, 2012 with a total balance of $521,000 the largest, of which was for $450,000 and was secured by a strip shopping mall located outside of our market area and the second of which was for $71,000 and was secured by an apartment building.

Other non-performing loans totaled $618,000 at December 31, 2012.

Other real estate owned totaled $443,000 at December 31, 2012, which consisted primarily of one- to four-family residential properties and commercial real estate.

There were no other loans at December 31, 2012 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets.  This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio.  The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

As an integral part of their examination process, the FDIC and the Indiana Department of Financial Institutions will periodically review our allowance for loan losses.  Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2012	2011	2010	2009	2008

Allowance at beginning of period	$1,904	$1,699	$1,113	$706	$512
Provision for loan losses	1,235	1,625	1,294	1,589	525
Charge offs:
Real estate loans:
One- to four-family residential	(379)	(630)	(330)	(522)	(222)
Commercial and multi-family	(144)	(264)	—	(45)	—
Construction	—	—	—	(15)	—
Second mortgages and equity lines of credit	(22)	(89)	—	—	(3)
Consumer loans	(592)	(494)	(358)	(489)	(230)
Commercial business	(52)	(19)	(39)	(199)	—
Total charge-offs	(1,189)	(1,496)	(727)	(1,270)	(455)

Recoveries:
Real estate loans:
One- to four-family residential	3	12	4	23	67
Commercial and multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	7	—	—	—	—
Consumer loans	53	64	15	65	57
Commercial business	—	—	—	—	—
Total recoveries	63	76	19	88	124

Net (charge-offs) recoveries	(1,126)	(1,420)	(708)	(1,182)	(331)

Allowance at end of period	$2,013	$1,904	$1,699	$1,113	$706

Allowance to non-performing loans	77.36%	111.74%	65.65%	50.23%	29.33%
Allowance to total loans outstanding at the end of the period	1.25%	1.22%	1.11%	0.77%	0.51%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.71)%	(0.91)%	(0.47)%	(0.81)%	(0.24)%

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

	At December 31, 2012			At December 31, 2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$542	26.92%	34.72%	$642	33.72%	36.44%
Commercial and multi-family	829	41.18	21.06	593	31.14	19.41
Construction	4	0.20	1.54	4	0.21	1.78
Second mortgages and equity lines of credit	32	1.59	2.54	29	1.52	2.92
Consumer loans	552	27.42	34.88	491	25.79	33.67
Commercial business	54	2.68	5.26	145	7.62	5.78
Total allowance for loan losses	$2,013	100.00%	100.00%	$1,904	100.00%	100.00%

	At December 31, 2010			At December 31, 2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$700	41.20%	38.37%	$420	37.73%	39.36%
Commercial and multi-family	336	19.78	17.71	135	12.13	17.20
Construction	7	0.41	1.29	23	2.07	0.90
Second mortgages and equity lines of credit	18	1.06	3.25	71	6.38	3.72
Consumer loans	531	31.25	34.63	388	34.86	35.15
Commercial business	107	6.30	4.75	76	6.83	3.67
Total allowance for loan losses	$1,699	100.00%	100.00%	$1,113	100.00%	100.00%

	At December 31, 2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate loans:
One- to four-family residential	$313	44.33%	45.74%
Commercial and multi-family	70	9.92	13.26
Construction	6	0.85	1.48
Second mortgages and equity lines of credit	19	2.69	4.57
Consumer loans	289	40.93	32.80
Commercial business	9	1.28	2.15
Total allowance for loan losses	$706	100.00%	100.00%

At December 31, 2012, our allowance for loan losses represented 1.25% of total loans and 77.36% of nonperforming loans, and at December 31, 2011, our allowance for loan losses represented 1.22% of total loans and 111.74% of nonperforming loans. The allowance for loan losses was $2.0 million at December 31, 2012 and was $1.9 million at December 31, 2011, due to a provision for loan losses of $1.2 million, offset by net charge-offs of $1.1 million.

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

At December 31, 2012, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of our equity at that date.

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

At December 31, 2012, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

Municipal Bonds.  At December 31, 2012, the carrying value of municipal bonds in our portfolio totaled $13.2 million.  These securities generally provide similar or higher yields than other investments in our securities investment portfolio.  While they do not provide the liquidity of other securities, we maintain these investments, to the extent appropriate, for tax planning, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities.  At December 31, 2012, the carrying value of our mortgage-backed securities portfolio totaled $43.7 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as West End Bank, S.B.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.  Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored entities, such as Fannie Mae and Freddie Mac.

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

Our investment policy also authorizes the investment in SBA Pools, modified pass-through securities consisting of the guaranteed portion of SBA7(a) loans issued by the Small Business Administration.  These SBA Pools provide high credit quality and liquidity with low risk-weighting and rate sensitivity that is favorable in a rising rate environment.  The balance of these SBA pools at December 31, 2012 totaled $3.7 million.

Federal Home Loan Bank Stock.  We hold common stock of the Federal Home Loan Bank of Indianapolis in connection with our borrowing activities totaling $1.7 million at December 31, 2012.  The common stock of such entity is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable.  At December 31, 2012, our balance in bank-owned life insurance totaled $4.9 million and was issued by three insurance companies.

Securities Portfolio Composition.  The following table sets forth the amortized cost and fair value of our securities portfolio, all of which were available for sale, at the dates indicated.  Securities available for sale are carried at fair value.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and federal agency	$—	$—	$—	$—	$7,510	$7,539
Municipal bonds	12,978	13,181	2,705	2,742	—	—
Mortgage-backed securities – GSE residential	43,386	43,709	30,339	30,520	15,140	15,337
Collateralized mortgage obligations	––	––	14,570	14,616	18,344	18,340
SBA Pools	3,569	3,720	––	––	––	––
Total available for sale	$59,933	$60,610	$47,614	$47,878	$40,994	$41,216

Securities Portfolio Maturities and Yields.  The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2012.  Securities available for sale are carried at fair value.  Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments.  Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2012	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Municipal bonds	$—	3.63%	$—	––	$3,340	3.26%	$9,638	3.87%	$12,978	3.71%
Mortgage-backed securities – GSE residential	28	––	13	3.53%	3,756	2.78%	39,589	1.88%	43,386	1.96%
SBA Pools	––	––	––	––	––	––	3,569	3.11%	3,569	3.11%
Collateralized mortgage obligation	—	––	—	––	––	––	––	––	––	––
Total available for sale	$28	3.63%	$13	3.53%	$7,096	3.01%	$52,796	2.12%	$59,933	2.41%

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

In recent years, we have focused on deposit generation from small- and mid-sized businesses and professionals in our market area through aggressive marketing campaigns, including our Business Links program, a selection of commercial deposit services, including deposit pick-up services and, as requested, remote capture. Additionally, we offer non-conforming loan products on one- to four-family residential real estate loans in connection with which the borrower is required to open a money market deposit account with us.

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

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Year Ended December 31,
	2012			2011			2010
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate

Non-interest bearing	$14,266	7.52%	0.00%	$8,847	4.84%	0.00%	$7,882	4.15%	0.00%
Checking	29,484	15.53	0.15	25,496	13.93	0.40	23,570	13.44	0.56
Money market	38,806	20.45	0.43	34,595	18.90	0.93	31,376	17.89	1.23
Savings	13,914	7.33	0.15	14,559	7.96	0.50	12,419	7.08	0.50
Certificates and other time deposits of $100,000 or more	34,281	18.06	1.50	32,218	17.61	1.87	34,381	19.61	2.40
Other certificates and time deposits	59,049	31.11	1.45	67,260	36.76	1.81	66,343	37.83	2.35
Total	$189,800	100.00%		$182,975	100.00%		$175,971	100.00%

As of December 31, 2012, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $34.3 million.  The following table sets forth the maturity of these certificates as of December 31, 2012.

At December 31, 2012
(In thousands)

Maturity Period:
Three months or less	$5,571
Over three through six months	3,670
Over six through twelve months	7,321
Over twelve months	17,719
Total	$34,281

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2012	2011	2010
	(In thousands)

INTEREST RATE:
Less than 1%	$26,923	$12,337	$4,848
1.00% - 1.99%	51,513	61,645	40,874
2.00% - 2.99%	13,141	19,216	33,280
3.00% - 3.99%	451	3,967	6,640
4.00% - 4.99%	1,228	1,954	14,368
5.00% - 5.99%	74	359	714

Total	$93,330	$99,478	$100,724

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

At December 31, 2012, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $20.6 million.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the periods indicated.

	Year Ended December 31,
	2012	2011	2010

Average amount outstanding during the period:
FHLB advances	$25,352	$24,066	$18,591
Weighted average interest rate during the period:
FHLB advances	2.23%	2.33%	3.49%
Balance outstanding at end of period:
FHLB advances	24,000	27,000	22,000
Weighted average interest rate at end of period:
FHLB advances	2.15%	2.28%	2.05%

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

Personnel

As of December 31, 2012, we had 63 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

The Indiana Department of Financial Institutions has established a schedule for the assessment of “supervisory fees” for all Indiana savings banks to fund the operations of the Indiana Department of Financial Institutions. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Indiana savings banks with the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions also assesses fees for examinations conducted by the Indiana Department of Financial Institutions’ staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2012, West End Bank, S.B. paid approximately $24,400 in supervisory fees and no examination fees.  The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

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

The Dodd-Frank Act

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

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

At December 31, 2012, West End Bank, S.B. maintained 87% of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

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

On June 6, 2012 the FDIC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”).  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  Under the proposed rules, and unless extended by the federal bank regulatory agencies, the final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

Dividend Limitations. The primary source of West End Indiana Bancshares, Inc.’s cash flow, including cash flow to pay dividends on West End Indiana Bancshares, Inc.’s common stock, is the payment of dividends to West End Indiana Bancshares, Inc. by West End Bank, S.B. Under Indiana law, West End Bank, S.B. may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by West End Bank, S.B.’s board. However, West End Bank, S.B. must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by West End Bank, S.B. during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the Federal Deposit Insurance Corporation has the supervisory authority to prohibit West End Bank, S.B. from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound banking practice in light of the financial condition of West End Bank, S.B.  In addition, since West End Bank, S.B. is a subsidiary of a savings and loan holding company, West End Bank, S.B. must file a notice with the Federal Reserve Bank of Chicago at least 30 days before the board of directors of West End Bank, S.B. declares a dividend or approves a capital distribution.

Insurance of Deposit Accounts.  The deposit accounts of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to $250,000 per depositor for each ownership category.  The FDIC assesses premiums on the Bank based on a risk-based assessment system and the amount of deposits held by the institution.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2012, the annualized FICO assessment was equal to .660 cents for each $100 in domestic deposits maintained at an institution.

For the year ended December 31, 2012, the Bank expensed $194,000 related to the FICO bonds and deposit insurance assessments.  Deposit insurance assessments were prepaid in December 2009 for calendar years 2010 through 2012.

Federal Home Loan Bank System.  West End Bank, S.B. is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Indianapolis, West End Bank, S.B. is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2012, West End Bank, S.B. was in compliance with this requirement.

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

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2012, West End Bank, S.B. had no minimum tax credit carry forward.

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

ITEM 1B.               Unresolved Staff Comments

None.

ITEM 2.                  Properties

As of December 31, 2012, the net book value of our office properties was $3.3 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main (Richmond) Office:

34 South 7th Street Richmond, Indiana 47374	Owned	1958	10,468	$578

Other Properties:

Eastside Office: 101 South 37th Street Richmond, Indiana 47374	Owned	2004	3,352	1,235

Hagerstown Office: 10 East Main Street Hagerstown, Indiana 47343	Owned	1962	1,300	183

Liberty Office: 207 North Main Street Liberty, Indiana 47353	Owned	2009*	2,330	732

Other Properties: 48 South 7th Street Richmond, Indiana 47374	Owned	2010	No building on site (adjacent to main office)	200

45 South 7th Street Richmond, Indiana 47374	Owned	1999	2,232	176

37 South 7th Street Richmond, Indiana 47374	Owned	2011	No building on site (adjacent to main office)	44

ITEM 3.                  Legal Proceedings

At December 31, 2012, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.                  Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information, Holders and Dividend Information.  Our common stock is quoted on the OTC Bulletin Board under the symbol “WEIN.”  The number of holders of record of West End Indiana Bancshares, Inc.’s common stock as of December 31, 2012, was 198.  West End Indiana Bancshares, Inc. common stock did not begin trading until January 11, 2012.  Certain shares of West End Indiana Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

West End Indiana Bancshares, Inc. declared an initial quarterly dividend on its common stock of $.06 per share on December 18, 2012 with a payment date of January 9, 2013.  Dividend payments by West End Indiana Bancshares, Inc. are dependent in part on dividends it receives from West End Bank, S.B., because West End Indiana Bancshares, Inc. has no source of income other than dividends from West End Bank, S.B., earnings from the investment of proceeds from the sale of shares of common stock retained by West End Indiana Bancshares, Inc. and interest payments with respect to West End Indiana Bancshares, Inc.’s loan to the Employee Stock Ownership Plan.  See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b)           Sales of Unregistered Securities.  Not applicable.

(c)           Use of Proceeds.  Not applicable.

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

ITEM 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of West End Indiana Bancshares, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2012 and December 31, 2011 and our results of operations for the years ended December 31, 2012 and 2011.  This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

We historically operated as a traditional thrift institution headquartered in Richmond, Indiana.  However, beginning in 2003, we began an evolution toward more of a commercial bank style of operation. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans.  We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities and mortgage-backed securities, including collateralized mortgage obligations.  At December 31, 2012, we had total assets of $246.5 million, total deposits of $189.8 million and total equity of $30.9 million.

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

During recent years, in order to reduce our vulnerability to changes in interest rates and enhance our net interest rate spread, we have increased our acquisitions of indirect automobile loans and commercial and multi-family real estate loans. At December 31, 2012 our indirect automobile loan portfolio had an average life of 2 years 5 months which allows us to reinvest these funds into market-rate loans as interest rates change.  Additionally, we sell into the secondary market the majority of our fixed-rate one- to four-family residential real estate loans that we originate.  As part of our asset/liability management, we have also increased our core deposits (which we consider to be non-interest bearing and interest bearing checking, money market and statement savings accounts). Finally, we have also employed a strategy to shorten our investment portfolio maturities in recent years.

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy.  Highlights of our current business strategy include the following:

●
Increasing our holdings of loans other than one- to four-family residential real estate loans.  While we will continue to emphasize one- to four-family residential real estate loans, we also intend, subject to market conditions, to increase our holdings of indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, other consumer loans and commercial business loans, in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between December 31, 2009 and December 31, 2012, indirect loans and other consumer loans increased $5.3 million, or 10.4%, commercial and multi-family real estate loans increased $9.0 million, or 36.1%, and commercial business loans increased $3.2 million, or 59.5%, and we expect that these loan categories will continue to provide growth opportunities.

●
Continuing to emphasize the origination of one- to four-family residential real estate loans, while increasing, to the extent practicable, the amount of our adjustable-rate residential mortgage loans. We are and will continue to be primarily a one- to four-family residential real estate lender to borrowers in our market area.  As of December 31, 2012, $56.1 million, or 34.7%, of our total loans and 22.8% of our total assets consisted of one- to four-family residential real estate loans, compared to $57.3 million, or 39.4%, of total loans and 30.1% of total assets at December 31, 2009.  To the extent practicable under applicable market conditions, we seek to emphasize the origination of adjustable-rate residential mortgage loans for retention in our portfolio.

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

●
Maintaining strong asset quality.  We have sought to build strong asset quality by following conservative underwriting guidelines, sound loan administration, and generally focusing on secured loans located in our market area. Our non-performing assets and troubled debt restructurings totaled $4.8 million or 1.93% of total assets at December 31, 2012.  Our total nonperforming loans and troubled debt restructurings to total loans ratio was 2.6% at December 31, 2012.  Total loan delinquencies greater than 90 days and non-accrual loans, as of December 31, 2012, were $2.6 million, or 1.61% of total loans.

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

Allowance for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred credit losses in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged against income.  In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for West End Indiana Bancshares, Inc.  The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

Mortgage Servicing Rights.  We sell to investors a portion of our originated one- to four-family residential real estate loans.  When we acquire mortgage servicing rights through the origination of mortgage loans and the sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value.  As of December 31, 2012, we were servicing loans sold to others totaling $62.0 million.  We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method.  We have elected to initially and subsequently measure the mortgage-servicing rights for residential mortgage loans using the fair value method.  Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

The key economic assumptions made in determining the fair value of the mortgage servicing rights at December 31, 2012 included the following:

Annual constant prepayment speed (CPR):	18.8%
Weighted average life remaining:	3.20 years
Discount rate used:	5.3%

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage-servicing rights is netted against loan servicing fee income.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total assets increased $5.7 million, or 2.4%, to $246.5 million at December 31, 2012 from $240.8 million at December 31, 2011.  The increase was primarily the result of an increase in investment securities available for sale and an increase in net loans partially offset by a decrease in cash and cash equivalents.

Total cash and cash equivalents decreased $12.0 million, or 52.9%, to $10.7 million at December 31, 2012 from $22.7 million at December 31, 2011. The decline was primarily due to $11.7 million of funds held in escrow at December 31, 2011 for stock purchases of West End Indiana Bancshares, Inc. that were subsequently deployed to support lending and investment activities.

Securities classified as available for sale increased $12.7 million, or 26.5%, to $60.6 million at December 31, 2012 from $47.9 million at December 31, 2011, utilizing funds raised by the stock offering.  At December 31, 2012, securities classified as available for sale consisted of mortgage-backed securities, SBA loan pools and municipal bonds.

Net loans increased $5.5 million, or 3.6%, to $159.6 million at December 31, 2012 from $154.1 million at December 31, 2011 as our loan mix changed slightly with increases of $3.9 million in consumer loans, $3.8 million in commercial and multi-family, partially offset by minimal decreases of $0.8 million in one-to four family residential, $ 0.5 million in second mortgages and equity lines of credit and $ 0.5 million in commercial loans.

Deposits increased $6.8 million, or 3.7%, to $189.8 million at December 31, 2012 from $183.0 million at December 31, 2011.  The increase was a result of a $5.8 million increase in commercial accounts, both checking and related sweep money market deposit accounts and a $7.6 million increase in retail money market and checking deposit accounts, partially offset by a decrease of $6.1 million in time deposits.

Federal Home Loan Bank advances decreased $3.0 million or 11.1% to $24.0 million at December 31, 2012 from $27.0 million at December 31, 2011 as we were able to pay off matured advances and utilize funding provided by the public stock offering.

Total equity increased to $30.9 million at December 31, 2012 from $18.0 million at December 31, 2011.  The increase resulted primarily from capital raised in the initial stock offering and net income of $849,000 for the year ended December 31, 2012, offset by unearned ESOP of $1.1 million.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General.  Net income increased to $849,000 for the year ended December 31, 2012 compared to net income of $692,000 for the year ended December 31, 2011.  The increase in net income was primarily due to an increase in net interest income after provision for loan losses of $1.1 million to $7.4 million for the year ended December 31, 2012 from $6.3 million for the year ended December 31, 2011 and an increase of $194,000 in other income partially offset by an increase of $1.0 million in other operating expenses (including a one-time donation of $505,000 to establish the West End Bank Charitable Foundation) and a $141,000 increase in income tax expense.

Interest Income.  Interest income remained constant at $11.1 million for the years ended December 31, 2012 and December 31, 2011, as the increase in the average balance of interest-earning assets exceeded the decrease in the average yield on such assets.  The average balance of total interest-earning assets increased $24.6 million, or 11.8%, to $232.6 million for the year ended December 31, 2012 from $208.0 million for the year ended December 31, 2011.  The increase in total interest-earning assets was offset by a 59 basis point decrease in the average yield on interest-earning assets to 4.77% for 2012 from 5.36% for 2011.

Interest income and fees on loans decreased $159,000, or 1.6%, to $10.0 million for the year ended December 31, 2012 from $10.1 million for the year ended December 31, 2011, as the increase in the average balance of loans was more than offset by a decrease in the average yield.  The average balance of loans increased $3.5 million, or 2.3%, to $158.8 million for the year ended December 31, 2012 from $155.3 million for the year ended December 31, 2011. However, the average yield on the loan portfolio decreased 24 basis points to 6.27% for the year ended December 31, 2012 from 6.51% for the year ended December 31, 2011, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock increased $112,000, or 10.9%, to $1.1 million for the year ended December 31, 2012 from $1.0 million for the year ended December 31, 2011. The increase resulted primarily from an increase in the average balance of securities available for sale, which increased $12.0 million, or 28.4%, to $54.3 million for the year ended December 31, 2012 from $42.3 million for the 2011 period, as funds from increased deposits and stock proceeds were deployed to purchase these securities. The average yield on the securities portfolio decreased 36 basis points to 1.95% for the year ended December 31, 2012 from 2.31% for the year ended December 31, 2011.

Interest Expense.  Interest expense decreased $733,000, or 22.6%, to $2.5 million for the year ended December 31, 2012 from $3.2 million for the year ended December 31, 2011, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits.  The decrease resulted primarily from decreases in interest expense on certificates of deposits of $544,000 and on interest-bearing checking accounts of $136,000. The average rate paid on deposits decreased 50 basis points to 1.08% for the year ended December 31, 2012 from 1.58% for the year ended December 31, 2011, as deposits repriced downward in the declining market interest rate environment. The average balance of interest-bearing deposits increased $9.3 million, or 5.5%, to $178.9 million for the year ended December 31, 2012 from $169.6 million for the year ended December 31, 2011. The increase in the average balance of our deposits resulted from increases in core deposits including interest and noninterest bearing checking, money market and savings accounts offset by a decrease in certificates of deposit through the year as higher priced certificates of deposits were allowed to roll off and were replaced with lower cost funding.

The average balance of our certificates of deposit increased slightly by $0.6 million, or 0.6%, to $97.7 million for the year ended December 31, 2012 from $97.1 million for the year ended December 31, 2011. Growth in this deposit account type was controlled by Management’s strategy to allow higher priced certificates of deposit to roll off and as needed, replaced with lower cost core deposits or FHLB advances.  This tactic had a greater impact toward the end of 2012 resulting in  an actual balance for certificates of deposit that was $6.1 less than the prior year end. The interest expense on our certificates of deposit declined from $2.2 million to $1.6 million, due to the decrease of 57 basis points in the cost of these deposits to 1.65% for the 2012 period from 2.22% for the 2011 period, reflecting lower market interest rates.  The average balance of core interest-bearing deposit accounts increased $8.7 million, or 12.0%, to $81.2 million for the year ended December 31, 2012 from $72.5 million for the year ended December 31, 2011, as customers increased their liquidity and cross-marketing efforts with our commercial customers were increased.

Interest expense on core deposits decreased $194,000 to $324,000 for the year ended December 31, 2012 from $518,000 for the year ended December 31, 2011, reflecting lower market interest rates.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased by $5,000 or 0.9%, to $566,000 for the year ended December 31, 2012 from $561,000 for the year ended December 31, 2011.

Net Interest Income.  Net interest income increased $0.7 million, or 8.9%, to $8.6 million for the year ended December 31, 2012 from $7.9 million for the year ended December 31, 2011.  There was a decrease in interest rate spread to 3.54% for the year ended December 31, 2012 from 3.69% for the year ended December 31, 2011, and a decrease in net interest margin to 3.69% for the year ended December 31, 2012 from 3.80% for year ended December 31, 2011.  The increase in interest income reflected primarily the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to interest-earning assets.

Provision for Loan Losses.  A provision for loan losses of $1.2 million was recorded for the year ended December 31, 2012 and $1.6 million for the year ended December 31, 2011.  The allowance for loan losses was $2.0 million, or 1.25% of total loans, at December 31, 2012, compared to $1.9 million, or 1.22% of total loans, at December 31, 2011.  Total nonperforming loans were $2.6 million at December 31, 2012, compared with $1.7 million at December 31, 2011.

The allowance for loan losses as a percentage of non-performing loans decreased to 77.4% at December 31, 2012 from 111.7% at December 31, 2011. To the best of our knowledge, we have provided for losses that are both probable and reasonable to estimate at December 31, 2012 and 2011.

Noninterest Income.  Noninterest income increased $194,000, or 11.4%, to $1.9 million for the year ended December 31, 2012 from $1.7 million for the year ended December 31, 2011. The change was primarily due to an increase of $117,000 on gains recognized on sale of securities as we sold certain investment securities for a gain to better align with our asset liability management strategies, and an increase of $78,000 in loan servicing income due to a favorable fair value adjustment to mortgage servicing rights.

Noninterest Expense. Noninterest expense increased $972,000, or 13.9%, to $8.0 million for the year December 31, 2012 from $7.0 million for the year ended December 31, 2011.  This increase was primarily attributable to increases in compensation and benefits which included 401K safe harbor, ESOP and medical premium contributions and in professional fees related to SEC filing expenses and a one-time donation to fund the Charitable Foundation of $505,000, offset by declines in required defined benefit provisions, ATM processing fees and FDIC insurance premiums.

Income Tax Expense.  We recorded $489,000 of income tax expense for the year ended December 31, 2012 compared to $349,000 of income tax expense for 2011, reflecting pre-tax income of $1.3 million for the year ended December 31, 2012, compared to pre-tax income of $1.0 million for the year ended December 31, 2011.  Our effective tax rate was 36.6% for the year ended December 31, 2012, compared to 33.5% for the year ended December 31, 2011.

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

	For the Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$158,769	$9,958	6.27%	$155,335	$10,117	6.51%	$149,072	$10,119	6.79%
Investment securities	54,306	1,061	1.95	42,264	976	2.31	33,675	778	2.31
Other interest-earning assets	19,546	80	0.41	10,419	53	0.51	12,628	37	0.29
Total interest-earning assets	232,621	11,099	4.77	208,018	11,146	5.36	195,375	10,934	5.60

Noninterest-earning assets	13,565			13,237			13,271
Total assets	$246,186			$221,255			$208,646

Liabilities and equity:
Interest-bearing liabilities:
Checking	28,418	67	.24	24,089	203	.84	21,271	210	0.99
Money Market	37,359	220	.59	34,317	244	.71	25,882	302	1.17
Savings	15,391	37	.24	14,088	71	.50	11,641	59	0.51
Certificates and other time deposits of $100,000 or more	97,704	1,616	1.65	97,123	2,160	2.22	105,695	2,825	2.67
Total interest-bearing deposits	178,872	1,940	1.08	169,617	2,678	1.58	164,489	3,396	2.06

FHLB advances	25,352	566	2.23	24,066	561	2.33	18,591	649	3.49
Total interest-bearing liabilities	204,224	2,506	1.23	193,683	3,239	1.67	183,080	4,045	2.21

Noninterest-bearing demand deposits	11,062			8,665			6,982
Other noninterest-bearing liabilities	1,500			1,098			1,205
Total liabilities	216,786			203,446			191,267

Total equity	29,400			17,809			17,379
Total liabilities and equity	$246,186			$221,255			$208,646

Net interest income		8,593			7,907			6,889
Interest rate spread			3.54%			3.69%			3.39%
Net interest margin			3.69%			3.80%			3.53%
Average interest-earning assets to average interest-bearing liabilities			113.90%			107.40%			106.72%

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

	Years Ended December 31, 2012 vs. 2011			Years Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate

Interest income:
Loans receivable	$221	$(380)	$(159)	$416	$(418)	$(2)
Investment securities	250	(165)	85	198	-	198
Other interest-earning assets	39	(12)	27	(7)	23	16
Total	510	(557)	(47)	607	(395)	212

Interest expense:
Deposits	139	(877)	(738)	103	(821)	(718)
FHLB advances	29	(24)	5	161	(249)	(88)

Total	168	(901)	(733)	264	(1,070)	(806)
Increase (decrease) in net interest income	$342	$344	$686	$343	$675	$1,018

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

The table below sets forth, as of December 31, 2012 and 2011, the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.  In the below table, “12 Month Horizon” and “24 Month Horizon” represent the assumed length of time for which the designated immediate change in the interest rate would remain effective. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	At December 31,
	2012	2011
Change in Interest Rates (basis points)	Net Interest Change as a Percentage of Net Interest Income
12 Month Horizon
+400	(8.19)%	5.09%
+300	(0.30)%	4.72%
+200	(0.11)%	3.81%
+100	(0.45)%	2.30%
0	(1.76)%	(0.55)%
-100	(5.02)%	(4.65)%

24 Month Horizon
+400	(11.26)%	0.34%
+300	(7.28)%	0.60%
+200	(4.97)%	0.66%
+100	(3.55)%	(0.24)%
0	(3.24)%	(3.10)%
-100	(5.67)%	(6.43)%

The table above indicates that at December 31, 2012, in the event of a 200 basis point increase in interest rates, assuming a 12 month horizon, our net interest income would decrease (0.11)%. In the event of a 100 basis point decrease in interest rates, assuming a 12 month horizon, our net interest income would decrease by (5.02)%. A rising rate environment over a 24-month period shows a less favorable increase to our net interest income than the correlating rate change over a 12-month period.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $3.3 million and $1.0 million for 2012 and 2011, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $19.6 million and $10.9 million for 2012 and 2011, respectively. The 2012 period reflected our purchase of $40.0 million in securities held as available-for-sale while the 2011 period reflected purchases of $26.7 million. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts was 4.3 million and $24.3 million for 2012 and 2011, respectively, resulting from our strategy of growing our deposit accounts from our commercial borrowers and a general growth in all deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At December 31, 2012, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $26.7 million, or 10.9% of adjusted total assets, which is above the required level of $9.8 million, or 4.0%; and total risk-based capital of $28.7 million, or 18.0% of risk-weighted assets, which is above the required level of $12.8 million, or 8.0%. Accordingly West End Bank, S.B. was categorized as well capitalized at December 31, 2012. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2012, we had outstanding commitments to originate loans of $15.4 million and stand-by letters of credit of $1.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2012 totaled $45.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.  For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 10 of the Notes to our Consolidated Financial Statements beginning on page 58 of this annual report.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 16 of the notes to our consolidated financial statements beginning on page 58 of this annual report.

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

ITEM 8.                 Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page 59.

West End Indiana Bancshares, Inc.

Consolidated Financial Statements

December 31, 2012 and 2011

West End Indiana Bancshares, Inc.
As of December 31, 2012 and 2011
and Years Ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
West End Indiana Bancshares, Inc.
Richmond, Indiana

We have audited the accompanying consolidated balance sheets of West End Indiana Bancshares, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West End Bank Indiana Bancshares, Inc. of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Indianapolis, Indiana
March 29, 2013

West End Indiana Bancshares, Inc.
Consolidated Balance Sheet
December 31, 2012 and 2011

	December 31,
	2012	2011
Assets

Cash and due from banks	$1,867,663	$1,941,859
Interest-bearing demand deposits	8,840,694	20,792,596
Cash and cash equivalents	10,708,357	22,734,455
Investment securities available for sale	60,609,524	47,878,375
Loans held for sale	1,301,747	532,854
Loans, net of allowance for loan losses of $2,013,088 and $1,904,180 at December 31, 2012 and 2011, respectively	159,571,336	154,058,240
Premises and equipment	3,529,277	3,644,473
Federal Home Loan Bank stock	1,722,100	1,722,100
Interest receivable	1,012,946	1,029,716
Bank-owned life insurance	4,888,928	4,742,129
Foreclosed real estate held for sale	443,150	736,011
Other assets	2,743,342	3,723,565
Total assets	$246,530,707	$240,801,918

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$189,799,680	$182,975,128
Federal Home Loan Bank advances	24,000,000	27,000,000
Interest payable	84,816	116,909
Stock conversion related liabilities	—	11,687,439
Other liabilities	1,718,446	984,659
Total liabilities	215,602,942	222,764,135

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding—1,401,008	14,010	—
Additional paid in capital	12,920,031	—
Retained earnings	18,649,758	17,878,263
Unearned employee stock ownership plan (ESOP)	(1,064,760)	—
Accumulated other comprehensive income	408,726	159,520
Total stockholders’ equity	30,927,765	18,037,783
Total liabilities and stockholders’ equity	$246,530,707	$240,801,918

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Income
Years Ended December 31, 2012 and 2011

	Years Ended December 31,
	2012	2011

Interest and Dividend Income
Loans receivable, including fees	$9,957,920	$10,116,770
Investment securities	1,060,519	976,330
Other	80,262	52,811
Total interest income	11,098,701	11,145,911

Interest Expense
Deposits	1,940,367	2,678,080
Federal Home Loan Bank advances	565,628	560,576
Total interest expense	2,505,995	3,238,656

Net Interest Income	8,592,706	7,907,255
Provision for loan losses	1,235,000	1,625,000
Net Interest Income After Provision for Loan Losses	7,357,706	6,282,255

Other Income
Service charges on deposit accounts	554,787	577,882
Loan servicing income, net	73,851	(4,372)
Debit card income	219,737	195,746
Gain on sale of loans	751,402	786,241
Net realized gains on sales of available-for-sale securities	212,367	95,129
Gain on cash surrender value of life insurance	146,799	152,835
Loss on other assets	(104,431)	(182,981)
Other income	80,835	120,636
Total other income	1,935,347	1,741,116

Other Expense
Salaries and employee benefits	3,960,384	3,742,005
Net occupancy	462,829	455,954
Data processing fees	331,174	286,417
Professional fees	436,180	218,553
Advertising	233,200	191,254
ATM charges	199,235	259,206
Postage and courier	178,452	168,727
FDIC insurance premiums	194,046	248,473
Donation to establish the West End Bank Charitable Foundation	505,000	—
Other expenses	1,453,842	1,411,679
Total other expense	7,954,342	6,982,268

Income Before Income Tax	1,338,711	1,041,103
Income tax expense	489,460	348,937

Net Income	$849,251	$692,166

Earnings Per Share
Basic	$0.67	N/A
Diluted	$0.67	N/A
Dividends Per Share	$0.06	N/A

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012 and 2011

	Years Ended December 31,
	2012	2011

Net Income	$849,251	$692,166
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $247,505and $54,578	377,454	83,221
Less: Reclassification adjustment for gains included in net income, net of tax expense of $84,119 and $37,681	128,248	57,448
	249,206	25,773
Comprehensive income	$1,098,457	$717,939

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012 and 2011

	Common Stock					Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Other Comprehensive Income	Total Stockholders’ Equity
Balances at January 1, 2011	—	$—	$—	$17,186,097	$—	$133,747	$17,319,844
Net income	—	—	—	692,166	—	—	692,166
Other comprehensive income	—	—	—	—	—	25,773	25,773

Balances at December 31, 2011	—	—	—	17,878,263	—	159,520	18,037,783
Net income	—	—	—	849,251	—	—	849,251
Other comprehensive income	—	—	—	—	—	249,206	249,206
ESOP shares earned	—	—	16,714	—	56,040	—	72,754
Issuance of common stock, net of
offering costs	1,363,008	13,630	12,523,697	—		—	12,537,327
Unearned ESOP shares	—	—	—	—	(1,120,800)	—	(1,120,800)
Stock contributed to charitable
foundation	38,000	380	379,620	—	—	—	380,000
Cash dividends ($0.06) per share	—	—	—	(77,756)	—	—	(77,756)
Balances at December 31, 2012	1,401,008	$14,010	$12,920,031	$18,649,758	$(1,064,760)	$408,726	$30,927,765

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011

	Years Ended December 31,
	2012	2011
Operating Activities
Net income	$849,251	$692,166
Items not requiring (providing) cash
Provision for loan losses	1,235,000	1,625,000
Depreciation and amortization	226,693	230,113
Deferred income taxes	(64,683)	124,268
Investment securities amortization, net	1,052,612	843,744
Investment securities gains	(212,367)	(95,129)
Loans originated for sale	(17,804,299)	(8,868,090)
Proceeds on loans sold	17,475,064	8,506,560
Gain on loans sold	(751,402)	(786,241)
Loss on other assets	104,431	182,981
Common stock contributed to Foundation	380,000	—
Net change in
Interest receivable	16,770	(143,492)
Interest payable	(32,093)	(24,608)
Cash surrender value of life insurance	(146,799)	(152,835)
Prepaid FDIC insurance	179,885	232,718
Other adjustments	818,909	(1,321,104)
Net cash provided by operating activities	3,326,972	1,046,051

Investing Activities
Purchases of securities available for sale	(39,980,937)	(26,696,069)
Proceeds from maturities of securities available for sale	13,722,545	13,825,602
Proceeds from sales of securities available for sale	13,099,616	5,501,773
Proceeds from redemption of FHLB stock	—	148,500
Proceeds from purchase of FHLB stock	—	(12,800)
Proceeds from sale of loans	—	1,878,159
Net change in loans	(6,753,818)	(5,508,125)
Purchase of premises and equipment	(111,497)	(244,681)
Proceeds from sale of foreclosed real estate	384,653	171,597
Other investing activities	(1,850)	38,927
Net cash used in investing activities	(19,641,288)	(10,897,117)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	12,972,684	8,850,764
Net change in certificates of deposit	(6,148,132)	(1,246,288)
Repayment of FHLB advances	(3,000,000)	(10,000,000)
Proceeds from FHLB advances	—	15,000,000
Proceeds from stock conversion	463,666	11,687,439
Net cash provided by financing activities	4,288,218	24,291,915
Net Change in Cash and Cash Equivalents	(12,026,098)	14,440,849
Cash and Cash Equivalents, Beginning of Year	22,734,455	8,293,606
Cash and Cash Equivalents, End of Year	$10,708,357	$22,734,455
Additional Cash Flows Information
Interest paid	$2,538,088	3,263,264
Income tax paid	161,000	423,000
Real estate acquired in settlement of loans	346,961	939,480
Sale and financing of foreclosed real estate	156,271	653,238
Release of stock conversion escrow to equity, net	10,952,861	—

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Conversion

West End Bank, S.B. (the “Bank”), a wholly owned subsidiary of West End Indiana Bancshares, Inc. (the “Company”), is an Indiana-chartered savings bank that was organized in 1894.  The Bank reorganized into a mutual holding company structure in 2007.  The Bank is headquartered in Richmond, Indiana.

The Bank provides financial services to individuals, families and businesses through its four banking offices located in the Indiana counties of Union and Wayne and limited service branches located in the elementary schools and high school in Richmond, Indiana at which the Bank offers more limited banking services and at which it provides banking seminars to students who assist in the branch operations.  Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four- family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans.  We also purchase investment securities consisting primarily of SBA loan pools, municipal bonds, and mortgage-backed securities.

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2012 and 2011, cash equivalents consisted primarily of interest bearing demand deposits.

The Bank is required to maintain reserve funds in cash and/or deposit with the Federal Reserve Bank.  The reserve required at December 31, 2012 was $847,000.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.  Beginning January 1, 2013, noninterest bearing transaction accounts are subject to $250,000 FDIC insurance limit per covered institution.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000.  At December 31, 2012, the Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $7,201,000.  This amount included $6,084,000 held at the Federal Home Loan Bank and $1,117,000 held at the Federal Reserve Bank, which are not federally insured.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding.

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

At December 31, 2012, the Company held $34,048,000 in loans secured by commercial real estate, including loans secured by multi-family properties.  Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

December 31, 2012, the Company held $46,930,000 in indirect consumer loans.

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

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 financial statement presentation.  These reclassifications had no effect on net income.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 2:	Securities

The amortized cost and approximate fair values of securities are as follows:

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$12,978	$264	$(61)	$13,181
SBA loan pools	3,569	151	—	3,720
Mortgage-backed securities - GSE residential	43,386	491	(168)	43,709

Total available for sale	$59,933	$906	$(229)	$60,610

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$2,705	$38	$(1)	$2,742
SBA loan pools	7,505	41	(3)	7,543
Mortgage-backed securities - GSE residential	37,404	378	(189)	37,593

Total available for sale	$47,614	$457	$(193)	$47,878

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The amortized cost and fair value of securities available for sale at December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized Cost	Fair Value

One to five years	$—	$—
Five to ten years	3,340	3,407
After ten years	9,638	9,774
	12,978	13,181
SBA loan pools	3,569	3,720
Mortgage-backed securities - GSE residential	43,386	43,709

Totals	$59,933	$60,610

Securities were pledged at December 31, 2012 and 2011 totaled $546,000 and $741,000.

Activities related to the sales of securities available for sale for the years ended December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Proceeds from sales of available-for sale securities	13,100	$5,502

Gross gains on sales	233	95

Gross losses on sales	21	—

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2012 and 2011 was $17,887,000 and $16,377,000 which is approximately 30% and 34% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at December 31, 2012 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$3,377	$(61)	$—	$—	$3,377	$(61)
Mortgage-backed securities - GSE residential	14,510	(168)	—	—	14,510	(168)
	$17,887	$(229)	—	—	17,887	(229)

Securities with unrealized losses at December 31, 2011 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$850	$(1)	$—	$—	$850	$(1)
SBA loan pools	3,207	(3)	—	—	3,207	(3)
Mortgage-backed securities - GSE residential	12,320	(189)	—	—	12,320	(189)
	$16,377	$(193)	$—	$—	$16,377	$(193)

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 3:	Loans and Allowance

Categories of loans include:

	December 31,
	2012	2011

Commercial	$8,505	$9,017
Real estate loans
Residential	56,145	56,868
Commercial and multi-family	34,048	30,295
Construction	2,483	2,786
Second mortgages and equity lines of credit	4,114	4,562
Consumer loans
Indirect	46,930	44,324
Other	9,464	8,218
	161,689	156,070
Less
Net deferred loan fees, premiums and discounts	105	108
Allowance for loan losses	2,013	1,904

Total loans	$159,571	$154,058

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following presents by portfolio class, the activity in the allowance for loan losses for the years ended December 31, 2012 and 2011:

		December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$145	$642	$593	$4	$29	$491	$1,904
Provision for losses	(39)	276	380	—	18	600	1,235
Recoveries on loans	—	3	—	—	7	53	63
Loans charged off	(52)	(379)	(144)	—	(22)	(592)	(1,189)

Balance, end of year	$54	$542	$829	$4	$32	$552	$2,013

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio class and impairment method as of December 31, 2012 and December 31, 2011:

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$54	$542	$829	$4	$32	$552	$2,013
Individually evaluated for impairment	—	30	645	—	—	—	675
Collectivity evaluated for impairment	54	512	184	4	32	552	1,338

Loans:
Ending balance	8,505	56,145	34,048	2,483	4,114	56,394	161,689
Individually evaluated for impairment		39	4,396	—	—	—	4,435
Collectivity evaluated for impairment	8,505	56,106	29,652	2,483	4,114	56,394	157,254

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$145	$642	$593	$4	$29	$491	$1,904
Individually evaluated for impairment	40	92	435	—	—	—	567
Collectivity evaluated for impairment	105	550	158	4	29	491	1,337

Loans:
Ending balance	9,017	56,868	30,295	2,786	4,562	52,542	156,070
Individually evaluated for impairment	49	243	2,869	—	—	—	3,161
Collectivity evaluated for impairment	8,968	56,625	27,426	2,786	4,562	52,542	152,909

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2012 and December 31, 2011:

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$7,990	$55,624	$28,365	$2,483	$4,023	$56,394	$154,879
Watch	75	482	177	—	—	—	734
Special Mention	—	—	1,104	—	91	—	1,195
Substandard	440	39	4,402	—	—	—	4,881
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$8,505	$56,145	$34,048	$2,483	$4,114	$56,394	$161,689

	December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$8,418	$56,209	$23,695	$2,786	$4,466	$52,542	$148,116
Watch	—	351	1,818	—	—	—	2,169
Special Mention	—	—	1,834	—	96	—	1,930
Substandard	550	308	2,948	—	—	—	3,806
Doubtful	49	—	—	—	—	—	49
Loss	—	—	—	—	—	—	—
Total	$9,017	$56,868	$30,295	$2,786	$4,562	$52,542	$156,070

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes were made to either during the past year.

The following table presents the Bank’s loan portfolio aging analysis as of December 31, 2012 and December 31, 2011:

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$—	$188	$—	$—	$55	$1,041	$1,284
60-89 days past due	—	111	—	—	29	416	556
Greater than 90 days and accruing	—	343	—	—	11	607	961
Nonaccrual	—	1,121	521	—	—	—	1,642
Total past due and nonaccrual	—	1,763	521	—	95	2,064	4,443
Current	8,505	54,382	33,527	2,483	4,019	54,330	157,246

Total	$8,505	$56,145	$34,048	$2,483	$4,114	$56,394	$161,689

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2012 and December 31, 2011:

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$—	$—	$450	$—	$—	$—	$450
Unpaid principal balance	—	—	594	—	—	—	594

Impaired loans with a specific allowance:
Recorded investment	—	39	3,946	—	—	—	3,985
Unpaid principal balance	—	39	3,946	—	—	—	3,985
Specific allowance	—	30	645	—	—	—	675

Total impaired loans:
Recorded investment	—	39	4,396	—	—	—	4,435
Unpaid principal balance	—	39	4,540	—	—	—	4,579
Specific allowance	—	30	645	—	—	—	675

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for years ended December 31, 2012 and 2011:

		December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$10	$105	$3,234	$—	$—	$—	$3,349
Interest income recognized	—	2	130	—	—	—	132
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		December 31, 2011
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$10	$577	$3,093	$—	$—	$—	$3,680
Interest income recognized	—	—	127	—	—	—	—
Interest income recognized on a cash basis	—	—	—	—	—	—	—

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $2,047,000 at December 31, 2012.  If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status.  Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter.  At December 31, 2012, there were no accruing TDRs.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

During the year ended December 31, 2012, there were two new restructurings classified as TDR. Both loans were in the commercial and multifamily real estate loan class.  The combined loan balance at December 31, 2012 was $1,597,000 with a pre-modification recorded balance and a post modification recorded balance of $1,597,000.  Modifications include continuation of interest only payments for a six month time period on $365,000 TDR balance and deferment of principal and interest payment for six months on $1,232,000 TDR balance and an extended amortization period.  During the year ended December 31, 2011, there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the year ended December 31, 2012 and 2011.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2012	2011

Land	$1,053	$1,038
Buildings and improvements	3,582	3,578
Furniture and equipment	1,778	1,685
Software	367	367
Total cost	6,780	6,668
Accumulated depreciation and amortization	(3,251)	(3,024)

Net	$3,529	$3,644

Note 5:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in mortgage-servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were $61,974,000 and $58,982,000 at December 31, 2012 and 2011, respectively.

The following summarizes the activity in mortgage servicing measured using the fair value method for the periods ended December 31, 2012 and 2011:

	2012	2011

Fair value at the beginning of the period	$440	$497
Servicing rights recorded on sale of loans	127	85
Change in fair value due to payments	(98)	(80)
Other changes in valuation inputs or assumptions	28	(62)

Fair value at the end of the period	$497	$440

The fair value is estimated using a valuation model that calculates the present value of the future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  The valuation model uses a discounted cash flow methodology.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following summarizes the key economic assumptions used in determining the fair value of the mortgage-servicing rights at December 31, 2012 and 2011:

	December 31,
	2012	2011

Weighted-average constant prepayment rate	18.8%	19.2%
Weighted-average discount rate	5.3%	5.9%
Weighted expected loan servicing (years)	3.20	3.01

Note 6:	Deposits

	December 31,
	2012	2011

Noninterest-bearing	$14,266	$8,847
Checking	29,484	25,496
Money market	38,806	34,595
Savings	13,914	14,559
Certificates and other time deposits of $100,000 or more	34,281	32,218
Other certificates and time deposits	59,049	67,260

Total deposits	$189,800	$182,975

December 31, 2012, the scheduled maturities of time deposits are as follows:

2012

2013	$45,693
2014	29,625
2015	12,789
2016	2,136
2017	3,087

$93,330

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $24,000,000 and $27,000,000 at December 31, 2012 and 2011, respectively.  The Federal Home Loan Bank advances are secured by mortgage loans totaling $48,127,000 at December 31, 2012.  Advances, at interest rates from .49% to 3.28% are subject to restrictions or penalties in the event of prepayment.

Maturities of Federal Home Loan Bank advances were as follows at December 31, 2012:

2012

2013	$10,000
2014	5,000
2015	1,000
2016	8,000

$24,000

Note 8:	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in Indiana.  With a few exceptions, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2009.

	2012	2011

Income tax expense
Currently payable
Federal	$415	$168
State	139	57
Deferred
Federal	(49)	111
State	(16)	13

Total income tax expense	$489	$349
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	455	354
Effect of state income taxes	81	46
Tax-exempt interest	(66)	(5)
Change in valuation allowance	60	—
Cash surrender value of life insurance	(50)	(52)
Other	9	6

Actual tax expense	$489	$349
Effective tax rate	36.6%	33.5%

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A cumulative net deferred tax asset is included in other assets.  The components of the asset are as follows:

	2012	2011

Assets
Allowance for loan losses	$483	$486
Tax credits	—	69
Charitable contributions	219	85
Other	27	11
Total assets	729	651

Liabilities
State income tax	(30)	(25)
Depreciation	(48)	(67)
FHLB stock	(27)	(27)
Securities available for sale	(268)	(105)
Prepaid pension	(57)	(109)
Mortgage-servicing rights	(201)	(177)
Other	—	(4)
Total liabilities	(631)	(514)
Net deferred tax asset before valuation allowance	98	137

Valuation allowance
Beginning balance	—	—
(Increase) decrease during the period	(60)	—
Ending balance	(60)	—
Net deferred tax assets	$38	$137

The Company’s charitable contribution carryover is $646,000.  The charitable contribution carryover period for the Company is five years.  The contribution carryover begins to expire in 2013 with a significant portion of the carryover not expiring until 2017.  Due to the limited carryover period, a valuation allowance was established during 2012 for the deferred tax asset the Company estimates it will be unable to utilize.

Retained earnings at December 31, 2012 and 2011 include approximately $3,136,000 for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $1,066,000.

The tax expense applicable to realized securities gains for years ended December 31, 2012 and 2011 was $84,000 and $38,000, respectively.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 9:	Commitments and Contingent Liabilities

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

Financial instruments whose contract amount represents credit risk as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011

Commitments to extend credit	$15,411	$10,983
Standby letters of credit	1,119	1,795

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

Note 10:	Regulatory Capital

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the Department of Financial Institutions, State of Indiana, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total capital (to risk-weighted assets)	$28,730	18.0%	$12,765	8.0%	$15,956	10.0%
Tier I capital (to risk-weighted assets)	26,735	16.8%	6,382	4.0%	9,574	6.0%
Tier I capital (to average assets)	26,735	10.9%	9,793	4.0%	12,241	5.0%

As of December 31, 2011
Total capital (to risk-weighted assets)	$19,616	12.7%	$12,313	8.0%	$15,391	10.0%
Tier I capital (to risk-weighted assets)	17,712	11.5%	6,156	4.0%	9,235	6.0%
Tier I capital (to average assets)	17,712	7.7%	9,144	4.0%	11,431	5.0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period.  At December 31, 2012, approximately $2,160,000 of retained earnings were available for dividend declaration without prior regulatory approval.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 11:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees.  Effective January 1, 2012, the Company elected the Safe Harbor provisions provided by the Internal Revenue Code.  Under this plan employees may contribute up to 50% of their compensation in 1% increments with the Company matching 100% of the employee’s contribution on the first 3% and 50% of the next 2% of the employee’s compensation.  Prior to January 1, 2012, employees could contribute up to 50% of their compensation in 1% increments with the Company matching 50% of the employee’s contribution on the first 3% of the employee’s compensation.  Employer contributions charged to expense were $86,000 and $24,000 for the years ended December 31, 2012 and December 31, 2011.

Prior to July 1, 2012, the Company provided pension benefits for substantially all of its employees through its participation in a pension fund known as the Pentegra Defined Benefit Plan (Pentegra Plan).  The Company chose to freeze the Pentegra Plan effective July 1, 2012.  The trustees of the Financial Institutions Retirement Fund administer the Pentegra Plan, employer identification number 13-5645888 and plan number 333. This plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Plan. The Pentegra Plan is a single plan under Internal Revenue Code 413(c) and, as a result, all of the assets stand behind all of the liabilities.

The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

1.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

2.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

3.
If the Company chooses to stop participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Pension expense related to this plan was $412,000 and $506,000 for the years ended December 31, 2012 and 2011. Funding status of the plan as of the beginning of the plan years for 2012 and 2011 (July 1st) was 101.97% and 83.20% respectively.

The Company’s contributions for the years ending December 31, 2012 and 2011 were $60,000 and $1,007,000, respectively.  Total contributions to the Pentegra Plan were $299,729,000 and $203,582,000 for the plan years ended June 30, 2011 and 2010, respectively.  The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan. There have been no significant changes that affect the comparability of the 2012 and 2011 contributions.

The Company executed a nonqualified benefit plan covering certain directors on January 1, 2000.  The plan features deferred compensation benefits for 120 months following retirement for each director.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

During 2004, the Board of Directors approved a proposal to include secular trusts as part of the nonqualified benefit plan. The same costs that would be recognized under a noncontributory plan are now contributed to secular trusts in the name of each director. In addition, the tax impact of the contributions to the individual participants is also being recognized as a cost of the retirement plan. Consequently, the plan was funded at the date of conversion. Retirement plan costs recognized for the years ended December 31, 2012 and 2011 were $159,000 and $296,000, respectively.

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

Note 12:	Employee Stock Ownership Plan

As part of the conversion, the Company established an Employee Stock Ownership Plan (ESOP) covering substantially all employees.  The ESOP acquired 112,080 shares of Company common stock at $10 per share in the conversion with funds provided by a loan from the Company.  Accordingly, $1,121,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity.  Shares are released to participants proportionately as the loan is repaid.  Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Dividends on unallocated shares are used to repay the loan and are treated as compensation expense.  Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors, are made to the ESOP.

ESOP expense for the years ended December 31, 2012 was $73,000.

December 31, 2012

Allocated shares	—
Shares released for allocation	5,604
Unearned shares	106,476
Total ESOP shares	112,080

Fair value of unearned shares at December 31	$1,656

At December 31, 2012 the fair value of the 5,604 shares released for allocation held by the ESOP is $87,000.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 13:	Earnings Per Share

December 31
2012
Net Income	$849
Shares Outstanding for Basic EPS:
Average Shares Outstanding	1,366,557
Less: Average Unearned ESOP Shares	106,734
Shares Outstanding for Basic EPS	1,259,823

Additional Dilutive Shares	—

Shares Outstanding for Diluted EPS	1,259,823

Basic Earnings Per Share	$0.67
Diluted Earnings Per Share	$0.67

Note 14:	Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  The aggregate amount of loans to such related parties at December 31, 2012 and 2011 was $1,745,000 and $1,803,000, respectively.

Annual activity consisted of the following:

	2012	2011

Balance, beginning of year	$1,803	$1,610
Change in composition	(5)	—
New loans	133	383
Repayments	(186)	(190)
Balance, end of year	$1,745	$1,803

Deposits from related parties held by the Bank at December 31, 2012 and 2011 totaled $2,907,000 and $2,311,000 respectively.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 15:	Disclosures About Fair Value of Assets and Liabilities

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include SBA loan pools,, municipal bonds and mortgage-backed securities.  At December 31, 2012 and 2011, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department.  The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis.  The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011:

		2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$13,181	$—	$13,181	$—
SBA loan pools	3,720	—	3,720	—
Mortgage-backed securities - GSE residential	43,709	—	43,709	—
Mortgage-servicing rights	497	—	—	497

		2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$2,742	$—	$2,742	$—
SBA loan pools	7,543	—	7,543	—
Mortgage-backed securities - GSE residential	37,593	—	37,593	—
Mortgage-servicing rights	440	—	—	440

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Mortgage-Servicing Rights
	2012	2011

Balances, January 1	$440	$497
Total unrealized gains (losses) included in net income	28	(62)
Additions (rights recorded on sale of loans)	127	85
Settlements (payments)	(98)	(80)
Balances, December 31	$497	$440

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$3,760	$—	$—	$3,760

		2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,594	$—	$—	$2,594

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$3,760	Comparative sales based on independent appraisals	Marketability Discount	20.0% - 30.0% (20.0%)

Mortgage-servicing rights	$497	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	4.8% -5.4% (5.25%) 12.6% - 20.7% (18.8%) 3.0 - 3.7 (3.2)

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Mortgage-servicing rights

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage-servicing rights are discount rates, conditional prepayment rates and expected loan servicing years.  Significant increases or decreases in any of those inputs in isolation would result in a significant change in the fair value measurement.

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011.

	December 31, 2012
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	December 31, 2011
	Carrying	Assets	Inputs	Inputs	Carrying	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Amount	Value
Financial assets
Cash and cash equivalents	$10,708	$10,708	$—	$—	$22,734	$22,734
Available-for-sale securities	60,610	—	60,610	—	47,878	47,878
Loan held for sale	1,302	—	1,302	—	533	533
Loans, net	159,571	—	—	164,820	154,058	157,078
Federal Home Loan Bank stock	1,722	—	1,722	—	1,722	1,722
Interest receivable	1,013	—	1,013	—	1,030	1,030
Mortgage Servicing Rights	497	—	—	497	440	440

Financial liabilities
Deposits	189,800	96,470	94,131	—	182,975	183,807
Federal Home Loan Bank advances	24,000	—	24,416	—	27,000	27,602
Interest payable	85	—	85	—	117	117
Stock conversion proceeds in escrow	—	—	—	—	11,687	11,687

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 16:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2012	2011

Assets
Cash and due from banks	$3,746	$4
Investment in subsidiary	27,193	18,117
Other assets	240	826

Total assets	$31,179	$18,947

Other Liabilities	$251	$909

Stockholders’ Equity	30,928	18,038

Total liabilities and stockholders’ equity	$31,179	$18,947

Condensed Statements of Income and Comprehensive Income

	2012	2011

Income
Other income	$40	$—

Expenses
Other expenses	761	135

Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(721)	(135)

Income Tax Benefit	(237)	(46)

(Loss) Before Equity in Undistributed Income of Subsidiary	(484)	(89)

Equity in Undistributed Income of Subsidiary	1,333	781

Net Income	$849	$692

Comprehensive Income	$1,098	$718

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows

	2012	2011

Operating Activities
Net income	$849	$692
Adjustments to reconcile net income to net cash used in operating activities	(1,024)	(697)
Net cash used in operating activities	(175)	(5)

Investing Activities
Investment in Bank	(7,500)	—

Financing Activities
Net proceeds from stock conversion	11,417	—

Net Change in Cash and Due From Banks	3,742	(5)

Cash and Due From Banks at Beginning of Year	4	9

Cash and Due From Banks at End of Year	$3,746	$4

Note 17:	Recent Accounting Pronouncements

FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.

Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.

The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (U.S. GAAP).

The new amendments will require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the impact of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies.  The Company will adopt the provisions of the ASU by the date required, and does not anticipate the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The Update clarifies the scope of transactions that are subject to the disclosures about offsetting.

The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement.

Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between U.S. GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement.

The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments  After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users.

The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  Required disclosures should be provided retrospectively for all comparative periods presented.  The Company will adopt the provisions of the ASU by the date required, and does not anticipate the ASU will have a material effect on its financial position or results of operations.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

FASB ASU 2012-04, Technical Corrections and Improvements

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements.  The amendments in this ASU make technical corrections, clarifications and limited-scope improvements to various Topics throughout the Codification.

This ASU is effective for public entities for fiscal periods beginning after December 15, 2012.  For nonpublic entities, the amendments will be effective for fiscal periods beginning after December 15, 2013.  The Company does not anticipate the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities

The eligibility criteria for offsetting are different in international financial reporting standards (IFRS) and U.S. generally accepted accounting principles (GAAP).  Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet).  Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting, which were narrower than the current conditions in U.S. GAAP.  Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models.  Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP.

The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7).  This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  If applicable the Company will provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company does not anticipate the ASU will have a material effect on its financial position or results of operations.

ITEM 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A               Controls and Procedures

(a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)           Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on such assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

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

Information concerning directors and executive officers of West End Indiana Bancshares, Inc. is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I – Election of Directors.”

ITEM 11.               Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.               Certain Relationships and Related Transactions and Director Independence

Information concerning relationships, transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Board Independence.”

ITEM 14.               Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditor.”

PART IV

ITEM 15.               Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

	(A)	Report of Independent Registered Public Accounting Firm;

	(B)	Consolidated Balance Sheets - December 31, 2012 and 2011;

	(C)	Consolidated Statements of Income for the years ended December 31, 2012, 2011;

	(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011;

	(E)	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012 and 2011;

	(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and

	(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

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

West End Indiana Bancshares, Inc.

Date: March 29, 2013	By:	/s/ John P. McBride
John P. McBride
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John P. McBride	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013
John P. McBride

/s/ Shelley D. Miller	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2013
Shelley D. Miller

/s/ John L. Hitch	Chairman of the Board	March 29, 2013
John L. Hitch

/s/ Fredric A. Ahaus	Director	March 29, 2013
Fredric A. Ahaus

/s/ Michael J. Allen	Director	March 29, 2013
Michael J. Allen

/s/Craig C. Kinyon	Director	March 29, 2013
Craig C. Kinyon

EXHIBIT INDEX

3.1	Articles of Incorporation of West End Indiana Bancshares, Inc.*
3.2	Bylaws of West End Indiana Bancshares, Inc.*
4	Form of Common Stock Certificate of West End Indiana Bancshares, Inc.*
10.1	West End Bank, S.B. Supplemental Executive Retirement Plan for John McBride*
10.2	Second Amendment to the West End Bank Supplemental Executive Retirement Plan *
10.3	Form of Director Retirement Plan *
10.4	Form of Amendment to the Director Retirement Plan *
10.5	West End Bank, S.B. Employee Stock Ownership Plan *
10.6	Form of Employment Agreement with John P. McBride *
10.7	Form of Employment Agreement with Timothy R. Frame and Shelley D. Miller *
10.8	Description of Cash Bonus Plan *
21	Subsidiaries
23	Consent of Independent Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-175509), initially filed July 12, 2011.