Form 10-Q
period 2013-03-31
West End Indiana Bancshares, Inc.
filed 2013-05-13
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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
YES ☐     NO ☒

As of March 31, 2013, there were 1,401,008 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1.                      Financial Statements

West End Indiana Bancshares, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$1,813,587	$1,867,663
Interest-bearing demand deposits	8,065,454	8,840,694
Cash and cash equivalents	9,879,041	10,708,357
Investment securities available for sale	68,014,270	60,609,524
Loans held for sale	642,525	1,301,747
Loans, net of allowance for loan losses of $2,031,342 and $2,013,088	159,118,648	159,571,336
Premises and equipment	3,568,486	3,529,277
Federal Home Loan Bank stock	1,722,100	1,722,100
Interest receivable	1,036,202	1,012,946
Bank-owned life insurance	4,926,128	4,888,928
Foreclosed real estate held for sale	297,850	443,150
Other assets	2,953,677	2,743,342

Total assets	$252,158,927	$246,530,707

Liabilities and Equity

Liabilities
Deposits	$190,941,897	$189,799,680
Federal Home Loan Bank advances	29,000,000	24,000,000
Interest payable	96,473	84,816
Other liabilities	1,160,608	1,718,446
Total liabilities	221,198,978	215,602,942

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.01 par value per share: Issued and outstanding1,401,008 and 1,401,008	14,010	14,010
Additional paid in capital	12,928,632	12,920,031
Retained earnings	18,869,654	18,649,758
Unearned employee stock ownership plan (ESOP)	(1,050,750)	(1,064,760)
Accumulated other comprehensive income	198,403	408,726
Total stockholder’s equity	30,959,949	30,927,765
Total liabilities and stockholder’s equity	$252,158,927	$246,530,707

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,439,508	$2,466,245
Investment securities	302,733	261,405
Other	17,086	22,631
Total interest income	2,759,327	2,750,281

Interest Expense
Deposits	385,105	541,634
Federal Home Loan Bank advances	139,397	155,406
Total interest expense	524,502	697,040

Net Interest Income	2,234,825	2,053,241
Provision for loan losses	259,000	255,000
Net Interest After Provision for Loan Losses	1,975,825	1,798,241

Other Income
Service charges on deposit accounts	136,028	125,173
Loan servicing income, net	51,254	6,657
Debit card income	56,725	52,410
Gain on sale of loans	108,381	93,433
Net realized gains on sales of available-for-sale securities (includes $0 and $1,072 for the three months ended March 31, 2013 and 2012, respectively, related to accumulated other comprehensive earnings reclassifications	––	1,072
Gain on cash surrender value of life insurance	37,200	38,145
Loss on sale of other assets	(63,317)	(44,261)
Other income	3,097	29,939
Total other income	329,368	302,568

Other Expense
Salaries and employee benefits	998,038	1,035,996
Net occupancy	112,431	106,705
Data processing fees	83,084	75,487
Professional fees	116,997	59,453
Advertising	49,029	23,856
ATM charges	37,927	68,466
Postage and courier	42,846	43,993
FDIC insurance premiums	45,401	47,228
Donation to establish the West End Bank Charitable Foundation	––	505,000
Other expenses	387,236	385,906
Total other expenses	1,872,989	2,352,090

Income (Loss) Before Income Tax	432,204	(251,281)
Income tax expense (benefit) (includes $0 and $425 for the three months ended March 31, 2013 and 2012, respectively, related to income tax expense from reclassification items)	135,395	(111,734)

Net Income (Loss)	$296,809	$(139,547)

Earnings (Loss) Per Share
Basic	$0.23	$(0.12)
Diluted	0.23	(0.12)
Dividends Per Share	0.06	N/A

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statement of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income (loss)	$296,809	$(139,547)
Other comprehensive income (loss), net of tax
Unrealized gains on securities available for sale
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $(137,893) and $34,717	(210,323)	52,952
Less: Reclassification adjustment for gains included in net income, net of tax expense of $425	––	647
	(210,323)	52,305

Comprehensive income (loss)	$86,486	$(87,242)

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating Activities
Net income	$296,809	$(139,547)
Items not requiring (providing) cash
Provision for loan losses	259,000	255,000
Depreciation and amortization	56,515	56,060
Investment securities amortization, net	238,857	246,642
Investment securities gains	––	(1,072)
Loan originated for sale	(4,044,198)	(3,515,538)
Proceeds on loans sold	4,759,023	2,605,667
Gain on loans sold	(108,381)	(93,433)
Contribution of common stock to West End Bank Charitable Foundation	––	380,000
Net change in
Interest receivable	(23,256)	62,802
Interest payable	11,657	1,848
Cash surrender value of life insurance	(37,200)	(38,145)
Prepaid FDIC insurance	41,911	43,736
Other adjustments	(481,165)	218,039
Net cash provided by operating activities	969,572	82,059

Investing Activities
Purchases of securities available for sale	(10,663,021)	(4,566,932)
Proceeds from maturities of securities available for sale	2,671,389	2,900,748
Proceeds from sales of securities available for sale	––	780,769
Net change in loans	274,212	59,859
Purchase of premises and equipment	(95,724)	(34,776)
Proceeds from sale of foreclosed real estate	25,866	1,170
Other investing activities	—	(3,700)
Net cash used in investing activities	(7,787,278)	(862,862)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	1,003,184	4,593,918
Net change in certificates of deposit	139,033	(968,045)
Proceeds from FHLB advances	5,000,000	––
Proceeds from stock conversion	––	462,666
Cash dividends	(153,827)	––
Net cash provided by financing activities	5,988,390	4,088,539

Net Change in Cash and Cash Equivalents	(829,316)	3,307,736

Cash and Cash Equivalents, Beginning of Year	10,708,357	22,734,455

Cash and Cash Equivalents, End of Year	$9,879,041	$26,042,191

Additional Cash Flows Information
Interest paid	$512,845	$695,192
Income tax paid	580,000	80,000
Real estate acquired in settlement of loans	282,381	47,090
Sale and financing of foreclosed real estate	349,369	––

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2013
						Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares		Total Stockholders’ Equity

	Shares Outstanding	Amount
	(Unaudited)
Balances at January 1, 2013	1,401,008	$14,010	$12,920,031	$18,649,758	$(1,064,760)	$408,726	$30,927,765
Net income	––	––	––	296,809	––	––	296,809
Other comprehensive loss	––	––	––	––	––	(210,323)	(210,323)
ESOP shares earned	––	––	8,601	––	14,010	––	22,611
Cash dividends ($0.06 per share)	––	––	––	(76,913)	––	––	(76,913)
Balances at March 31, 2013	1,401,008	$14,010	$12,928,632	$18,869,654	$(1,050,750)	$198,403	$30,959,949

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Form 10-Q

Notes to Condensed Consolidated Financial Statements

NOTE 1:  Nature of Operations and Conversion

West End Bank, S.B. (the “Bank”), a wholly owned subsidiary of West End Indiana Bancshares, Inc. (the “Company”), is an Indiana-chartered savings bank that was organized in 1894 and is headquartered in Richmond, Indiana.

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

The Bank reorganized into a mutual holding company structure in 2007.  On January 11, 2012, in accordance with a Plan of Conversion and Reorganization (the “Conversion”), West End Bank, MHC (MHC), the Bank’s former federally chartered mutual holding company completed a mutual-to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of West End Indiana Bancshares, Inc. (the “Company”), a Maryland corporation.  In connection with the Conversion, the Company sold 1,363,008 shares of common stock, at an offering price of $10 per share, and issued an additional 38,000 shares of its common stock to the West End Bank Charitable Foundation (the “Foundation”), resulting in an aggregate issuance of 1,401,008 shares of common stock.  The Company’s stock began being quoted for listing on the OTC Bulletin Board on January 11, 2012, under the symbol “WEIN.”

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2012.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month period ended March 31, 2013, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	March 31, 2013 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$16,298	$134	$(220)	$16,212
SBA loan pools	3,564	107	––	3,671
Mortgage-backed securities - GSE residential	47,823	460	(152)	48,131

Total available for sale	$67,685	$701	$(372)	$68,014

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$12,978	$264	$(61)	$13,181
SBA loan pools	3,569	151	––	3,720
Mortgage-backed securities - GSE residential	43,386	491	(168)	43,709

Total available for sale	$59,933	$906	$(229)	$60,610

The amortized cost and fair value of securities available for sale at March 31, 2013 (unaudited) and December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013 (Unaudited)		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$—	$—	$—	$—
Five to ten years	3,334	3,369	3,340	3,407
After ten years	12,964	12,843	9,638	9,774
	16,298	16,212	12,978	13,181
SBA loan pools	3,564	3,671	3,569	3,720
Mortgage-backed securities - GSE residential	47,823	48,131	43,386	43,709

Totals	$67,685	$68,014	$59,933	$60,610

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $519,000 at March 31, 2013 (unaudited).  Securities pledged at December 31, 2012 were $546,000.

Activities related to the sales of securities available for sale for the three months ended March 31, 2013 (unaudited) and 2012 (unaudited) are summarized as follows:

	(Unaudited) Three Months Ended March 31,
	2013	2012
	(In Thousands)

Proceeds from sales of available-for sale securities	$––	$781
Gross gains on sales	––	1
Gross losses on sales	––	––

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2013 (unaudited) and December 31, 2012 was $29,071,000 and $17,887,000, which is approximately 43% and 30% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at March 31, 2013 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$10,172	$(220)	$—	$—	$10,172	$(220)
Mortgage-backed securities - GSE residential	18,899	(152)	—	—	18,899	(152)

	$29,071	$(372)	$—	$—	$29,071	$(372)

Securities with unrealized losses at December 31, 2012 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$3,377	$(61)	$—	$—	$3,377	$(61)
Mortgage-backed securities - GSE residential	14,510	(168)	—	—	14,510	(168)

	$17,887	$(229)	$—	$—	$17,887	$(229)

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

Categories of loans include:

	(Unaudited) March 31, 2013	December 31, 2012
	(In Thousands)

Commercial	$7,520	$8,505
Real estate loans
Residential	56,010	56,145
Commercial and multi-family	33,584	34,048
Construction	3,223	2,483
Second mortgages and equity lines of credit	3,960	4,114
Consumer loans
Indirect	47,505	46,930
Other	9,451	9,464
	161,253	161,689
Less
Net deferred loan fees, premiums and discounts	103	105
Allowance for loan losses	2,031	2,013

Total loans	$159,119	$159,571

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2013 (unaudited) and 2012 (unaudited).

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2013:
Balance, beginning of year	$54	$542	$829	$4	$32	$552	$2,013
Provision for losses	2	(28)	24	1	12	248	259
Recoveries on loans	—	3	—	—	—	10	13
Loans charged off	––	(36)	—	—	(11)	(207)	(254)

Balance, end of year	$56	$481	$853	$5	$33	$603	$2,031

Three Months Ended March 31, 2012:
Balance, beginning of year	$145	$642	$593	$4	$29	$491	$1,904
Provision for losses	32	90	23	1	2	107	255
Recoveries on loans	—	1	—	—	—	12	13
Loans charged off	(49)	(95)	—	—	––	(104)	(248)

Balance, end of year	$128	$638	$616	$5	$31	$506	$1,924

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2013(unaudited) and December 31, 2012:

	(Unaudited) March 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$56	$481	$853	$5	$33	$603	$2,031
Individually evaluated for impairment	—	––	675	—	—	—	675
Collectivity evaluated for impairment	56	481	178	5	33	603	1,356

Loans:
Ending balance	7,520	56,010	33,584	3,223	3,960	56,956	161,253
Individually evaluated for impairment	—	––	4,392	—	—	—	4,392
Collectivity evaluated for impairment	7,520	56,010	29,192	3,223	3,960	56,956	156,861

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$54	$542	$829	$4	$32	$552	$2,013
Individually evaluated for impairment	––	30	645	—	—	—	675
Collectivity evaluated for impairment	54	512	184	4	32	552	1,338

Loans:
Ending balance	8,505	56,145	34,048	2,483	4,114	56,394	161,689
Individually evaluated for impairment	—	39	4,396	—	—	—	4,435
Collectivity evaluated for impairment	8,505	56,106	29,652	2,483	4,114	56,394	157,254

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2013 (unaudited) and December 31, 2012:

	(Unaudited)
	March 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$7,020	$55,538	$27,815	$3,223	$3,871	$56,956	$154,423
Watch	75	472	170	—	—	—	717
Special Mention	––	—	1,201	—	89	—	1,290
Substandard	425	––	4,398	—	—	—	4,823
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$7,520	$56,010	$33,584	$3,223	$3,960	$56,956	$161,253

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$7,990	$55,624	$28,365	$2,483	$4,023	$56,394	$154,879
Watch	75	482	177	—	—	—	734
Special Mention	––	—	1,104	—	91	—	1,195
Substandard	440	39	4,402	—	—	—	4,881
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$8,505	$56,145	$34,048	$2,483	$4,114	$56,394	$161,689

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes were made to either during 2013.

The following table presents the Bank’s loan portfolio aging analysis as of March 31, 2013 (unaudited) and December 31, 2012:

	(Unaudited) March 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$6	$722	$––	$––	$38	$903	$1,669
60-89 days past due	––	––	—	—	6	214	220
Greater than 90 days and accruing	––	71	—	—	4	396	471
Nonaccrual	—	772	519	—	––	—	1,291
Total past due and nonaccrual	6	1,565	519	––	48	1,513	3,651
Current	7,514	54,445	33,065	3,223	3,912	55,443	157,602

Total	$7,520	$56,010	$33,584	$3,223	$3,960	$56,956	$161,253

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$—	$188	$—	$––	$55	$1,041	$1,284
60-89 days past due	—	111	—	—	29	416	556
Greater than 90 days and accruing	––	343	—	—	11	607	961
Nonaccrual	––	1,121	521	—	––	—	1,642
Total past due and nonaccrual	––	1,763		––	95	2,064	4,443
Current	8,505	54,382	33,527	2,483	4,019	54,330	157,246

Total	$8,505	$56,145	$34,048	$2,483	$4,114	$56,394	$161,689

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2013 (unaudited) and for the year ended December 31, 2012:

	(Unaudited)
	March 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$450	$—	$—	$—	$450
Unpaid principal balance	—	—	594	—	—	—	594

Impaired loans with a specific allowance:
Recorded investment	—	––	3,942	—	—	—	3,942
Unpaid principal balance	—	––	3,942	—	––	—	3,942
Specific allowance	—	––	675	—	—	—	675

Total impaired loans:
Recorded investment	—	––	4,392	—	—	—	4,392
Unpaid principal balance	—	––	4,536	—	—	—	4,536
Specific allowance	—	––	675	—	—	—	675

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$450	$—	$—	$—	$450
Unpaid principal balance	—	—	594	—	—	—	594

Impaired loans with a specific allowance:
Recorded investment	—	39	3,946	—	—	—	3,985
Unpaid principal balance	—	39	3,946	—	––	—	3,985
Specific allowance	—	30	645	—	—	—	675

Total impaired loans:
Recorded investment	—	39	4,396	—	—	—	4,435
Unpaid principal balance	—	39	4,540	—	—	—	4,579
Specific allowance	—	30	645	—	—	—	675

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2013 (unaudited) and 2012 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2013:

Total impaired loan:
Average recorded investment	$––	$––	$4,394	$—	$—	$—	$4,394
Interest income recognized	—	—	51	—	—	—	51
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2012:

Total impaired loan:
Average recorded investment	$25	$199	$2,869	$—	$—	$—	$3,093
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

Nonaccrual loans, including a TDR that has not met the six month minimum performance criterion, are reported in this report as non-performing loans.  For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status.  A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is questionable under the terms of the loan agreement.  Most generally, this is at 90 or more days past due.

With regard to determination of the amount of the allowance for credit losses, all restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

During the three months ended March 31, 2013 (unaudited) and 2012 (unaudited), there were no new restructurings classified as TDRs.  No loans restructured during the last twelve months defaulted during the three months ended March 31, 2013 and 2012.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities.  At March 31, 2013 (unaudited) and December 31, 2012, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department.  The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis.  The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 (unaudited) and December 31, 2012:

		(Unaudited) March 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$16,212	$—	$16,212	$—
SBA loan pools	3,671	––	3,671	––
Mortgage-backed securities - GSE residential	48,131	—	48,131	—
Mortgage-servicing rights	549	—	—	549

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$13,181	$—	$13,181	$—
SBA loan pools	3,720	––	3,720	––
Mortgage-backed securities - GSE residential	43,709	—	43,709	—
Mortgage-servicing rights	497	—	––	497

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited) Mortgage-Servicing Rights
	Months Ended March 31,
	2013	2012
	(In Thousands)

Balances, beginning of period	$497	$440
Total unrealized gains (losses) included in net income	47	(4)
Additions (rights recorded on sale of loans)	39	19
Settlements (payments)	(34)	(23)

Balances, end of period	$549	$432

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		(Unaudited) March 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$12	$—	$—	$12

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$3,760	$—	$—	$3,760

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$12	Comparative sales based on independent appraisals	Marketability Discount	20.0% - 30.0% (20.0%)
Mortgage-servicing rights	$549	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	4.9% -5.6%(5.4%) 11.3% - 17.8% (26.3%) 3.4-3.9 (3.5)

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$3,760	Comparative sales based on independent appraisals	Marketability Discount	20.0% - 30.0% (20.0%)
Mortgage-servicing rights	$497	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	4.8% -5.4%(5.25%) 12.6% - 20.7% (18.8%) 3.0-3.7 (3.2)

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in unobservable inputs on the fair value measurement.

Mortgage –Servicing Rights

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

    The following table presents estimated fair values of the Company’s financial instruments at March 31, 2013 (unaudited) and December 31, 2012.

	(Unaudited) March 31,
	2013
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$9,879	$9,879	$––	$––
Available-for-sale securities	68,014	––	68,014	––
Loan held for sale	643	––	643	––
Loans, net	159,119	––	––	163,692
Federal Home Loan Bank stock	1,722	––	1,722	––
Interest receivable	1,036	––	1,036	––
Mortgage servicing rights	549	––	––	549
Financial liabilities
Deposits	190,942	96,609	95,137	––
Federal Home Loan Bank advances	29,000	—	29,254	––
Interest payable	96	––	96	––

	December 31,
	2012
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$10,708	$10,708	$––	$––
Available-for-sale securities	60,610	––	60,610	––
Loan held for sale	1,302	––	1,302	––
Loans, net	159,571	––	––	164,820
Federal Home Loan Bank stock	1,722	––	1,722	––
Interest receivable	1,013	––	1,013	––
Mortgage servicing rights	497	––	––	497
Financial liabilities
Deposits	189,800	96,470	94,131	––
Federal Home Loan Bank advances	24,000	—	24,416	––
Interest payable	85	––	85	––

NOTE 7:	Recent Accounting Pronouncements

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

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies.  The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

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

The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  Required disclosures should be provided retrospectively for all comparative periods presented.  The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

FASB ASU 2012-04, Technical Corrections and Improvements

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements.  The amendments in this ASU make technical corrections, clarifications and limited-scope improvements to various Topics throughout the Codification.

This ASU is effective for public entities for fiscal periods beginning after December 15, 2012.  For nonpublic entities, the amendments will be effective for fiscal periods beginning after December 15, 2013.  The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

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

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  If applicable the Company will provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

NOTE 8:	Earnings per Share

	Three months ended	Three months ended
	March 31, 2013	March, 31, 2012
	(Unaudited)

Net Income (Loss)	$296,809	$(139,547)
Shares Outstanding for Basic EPS:
Average Shares Outstanding	1,401,008	1,262,447
Less: Average Unearned ESOP Shares	106,004	100,513
	1,295,004	1,161,934
Additional Dilutive Shares	—	—

Shares Outstanding for Diluted EPS	$1,295,004	$1,161,934

Basic Earnings (Loss) Per Share	$0.23	$(0.12)
Diluted Earnings (Loss) Per Share	$0.23	$(0.12)

NOTE 9:	Reclassifications

     Certain reclassifications have been made to the 2012 condensed consolidated financial statements to conform to the March 31, 2013 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2013.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets increased $5.7 million, or 2.3%, to $252.2 million at March 31, 2013 from $246.5 million at December 31, 2012.  The increase was primarily the result of an increase in investment securities available for sale of $7.4 million partially offset by decreases in net loans, including loans held for sale of $1.1 million.  Total cash and cash equivalents decreased $829,000, from $10.7 million to $9.9 million.

Total cash and cash equivalents decreased $829,000, or 7.7%, to $9.9 million at March 31, 2013 from $10.7 million at December 31, 2012.  The decrease in total cash and cash equivalents reflected normal cash and liquidity management.

Securities classified as available for sale increased $7.4 million, or 12.2%, to $68.0 million at March 31, 2013 from $60.6 million at December 31, 2012.  Low-cost funding comprised of public funds and FHLB advances were utilized to purchase securities with matching maturities and allowing for a greater than 1% margin with minimal associated overhead.  At March 31, 2013, securities classified as available for sale consisted of mortgage-backed securities, municipal obligations and SBA loans.

Net loans, including loans held for sale, decreased minimally by $1.1 million, or 0.7%, to $159.8 million at March 31, 2013 from $160.9 million at December 31, 2012.  No single loan category had a variance greater than $1.0 million. Total non-performing assets decreased to $2.1 million at March 31, 2013 from $3.2 million at December 31, 2012, primarily as a result of charge offs and disposition of foreclosed real estate held for sale properties.

Deposits increased $1.1 million, or 0.6%, to $190.9 million at March 31, 2013 from $189.8 million at December 31, 2012.  The increase was a result of acquisition of commercial and retail accounts and normal business trends from existing customers.

Borrowings, consisting entirely of Federal Home Loan Bank advances, increased $5.0 million at March 31, 2013 to $29.0 million, from $24.0 million at December 31, 2012, as management employed asset and liability strategies to match funding terms with securities purchases.

Total equity increased slightly to $31.0 million at March 31, 2013, from $30.9 million at December 31, 2012, based on net income for the 2013 quarter of $297,000 offset by a decrease in other accumulated comprehensive income and quarterly dividends of $0.06 per share.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General.  We recorded net income of $297,000 for the quarter ended March 31, 2013 compared to net loss of $140,000 for the quarter ended March 31, 2012.  Net interest income increased $182,000 and non-interest income increased $27,000 quarter to quarter.  Noninterest expense decreased $479,000, primarily due to an expense of $505,000 to establish the West End Bank Charitable Foundation in the first quarter of 2012.

Interest Income.  Interest income increased $9,000, or 0.33%, to $2.76 million for the quarter ended March 31, 2013 from $2.75 million for the quarter ended March 31, 2012, as the increase in the average balance of interest-earning assets more than offset the decrease in the average yield on such assets.  The average balance of total interest-earning assets increased $7.3 million, or 3.2%, to $236.4 million for the quarter ended March 31, 2013 from $229.1 million for the quarter ended March 31, 2012. The largest component increase was securities available for sale, which increased $16.5 million, or 16.6%, to $63.6 million for the quarter ended March 31, 2013 from $47.1 million for the prior year quarter. The impact of the increase in total interest-earning assets was partially offset by a 14 basis point decrease in the average yield on interest-earning assets to 4.73% for the 2013 period from 4.87% for the 2012 period.

Interest income on loans decreased $27,000, or 1.10%, to $2.44 million for the quarter ended March 31, 2013 from $2.47 million for the quarter ended March 31, 2012, as the increase in the average balance of loans was more than offset by a decrease in the average yield on our loans.  The average balance of net loans increased $6.7 million, or 4.3%, to $162.3 million for the quarter ended March 31, 2013 from $155.6 million for the quarter ended March 31, 2012. However, the average yield on our loan portfolio decreased 34 basis points to 6.09% for the quarter ended March 31, 2013 from 6.43% for the quarter ended March 31, 2012, reflecting the continued lower market interest rate environment.

Interest income on investment securities increased $42,000 to $303,000 for the quarter ended March 31, 2013 from $261,000 for the quarter ended on March 31, 2012. The average balance of our securities available for sale increased $16.5 million, or 35.0%, to $63.6 million for the quarter ended March 31, 2013 from $47.1 million for the quarter ended March 31, 2012, as management deployed funds from increased deposits and FHLB advances to purchase these securities. The average yield on our securities portfolio decreased 32 basis points, to 1.93% for the quarter ended March 31, 2013 from 2.25% for the quarter ended March 31, 2012. Purchased instruments primarily included short-term mortgage –backed securities and SBA pools for asset/liability management and municipal bonds to preserve yield and provide tax-exempt income.

Interest Expense.  Interest expense decreased $172,000, or 24.7%, to $525,000 for the quarter ended March 31, 2013 from $697,000 for the quarter ended March 31, 2012.  The decrease resulted primarily from a decrease in interest expense on deposits. The average rate paid on deposits decreased 33 basis points to 0.89% for the quarter ended March 31, 2013 from 1.22% for the quarter ended March 31, 2012, as the Bank repriced its deposit rates in the declining market interest rate environment. The average balance of interest-bearing deposits decreased $3.3 million, or 1.8%, to $176.3 million for the quarter ended March 31, 2013 from $179.6 million for the quarter ended March 31, 2012.  The decrease in the average balance of deposits resulted from a decrease of certificate of deposits of $5.5 million and decrease in core accounts, interest-bearing checking and savings accounts of $2.3 million, offset by an increase in money market accounts of $4.5 million.

The average balance of our money market accounts increased by $4.5 million, or 12.8%, to $39.7 million for the quarter ended March 31, 2013 from $35.2 million for the quarter ended March 31, 2012 as customers with maturing certificates of deposit elected to keep funds more liquid in the low rate environment.  In addition, the interest expense on our money market accounts declined from $66,000 to $45,000, due to the decrease of 30 basis points in the cost of these deposits to 0.46% for the March 31, 2013 quarter from 0.76% for the March 31, 2012 quarter, reflecting lower market interest rates.  Interest expense on certificates of deposit decreased  $117,000, or 26.5%, to $325,000 for the quarter ended March 31, 2013 from $442,000 for the year-earlier period as a result of lower balances of $5.5 million and a 40 basis point decrease in the average rate paid on these deposits to 1.41% for the 2013 period from 1.81% for the 2012 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $15,000, or 9.7%, to $140,000 for the quarter ended March 31, 2013 from $155,000 for the quarter ended March 31, 2012, reflecting a decrease of 21 basis points in the rate to 2.06% for the quarter ended March 31, 2013 from 2.27% for the quarter ended March 31, 2012 as the decline in average rates more than offset the increase in average borrowings.

Net Interest Income.  Net interest income increased by $181,000, or 8.8%, to $2.2 million for the quarter ended March 31, 2013 from $2.1 million for the quarter ended March 31, 2012.  Our net interest rate spread increased to 3.69% from 3.51%, and our net interest margin increased to 3.78% from 3.59%, quarter to quarter.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $259,000 for the quarter ended March 31, 2013, an increase of $4,000 from $255,000 allocated for the quarter ended March 31, 2012.  At March 31, 2013, non-performing loans including troubled debt restructurings, totaled $3.7 million, or 2.3% of total loans, as compared to $2.8 million, or 1.8% of total loans, at March 31, 2012.  The allowance for loan losses to total loans increased to 1.26% at March 31, 2013 from 1.24% at March 31, 2012.

The allowance for loan losses as a percentage of non-performing loans increased to 115.27% at March 31, 2013 from 93.99% at March 31, 2012.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2013 and 2012.

Noninterest Income.  Noninterest income increased by $26,000, or 8.6%, to $329,000 for the quarter ended March 31, 2013 from $303,000 for the quarter ended March 31, 2012.  We recorded losses on other assets of $63,000 in the first quarter of 2013 as compared to losses of $44,000 recorded in the first quarter of 2012, offset by an increase in loan servicing income.  The increase in loan servicing income was due in part to an increase in the valuation of mortgage servicing rights.

Noninterest Expense. Noninterest expense decreased $479,000, or 20.4%, to $1.9 million for the quarter ended March 31, 2013 from $2.4 million for the quarter ended March 31, 2012.  The decrease resulted primarily from our contribution to the West End Bank Charitable Foundation in the first quarter of 2012 which resulted in the recording of a one-time expense of $505,000.  Additionally, salaries and employee benefits decreased $38,000 to $998,000 for the 2013 quarter from $1.06 million for the 2012 quarter as a result of the freezing of the defined benefit plan.

Income Tax Expense (Benefit).  We recorded income tax expense of $135,000 for the quarter ended March 31, 2013 compared to a tax benefit of $112,000 for the 2012 period, reflecting net income of $432,000 before income tax during the 2013 quarter versus a net loss before income tax of $251,000 for the quarter ended March 31, 2012.  Our effective tax rate was 31.3% for the quarter ended March 31, 2013 compared to (44.5%) for the quarter ended March 31, 2012.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $893,000 and $82,000 for the three months ended March 31, 2013 and 2012, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(7,787,000) and $(863,000) for the three months ended March 31, 2013 and 2012, respectively.  The 2013 period reflected our purchase of $10.7 million in securities held as available-for-sale while purchases totaled $4.6 million for the same period in 2012.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances and the funds raised in the initial public offering closing in the first quarter of 2013, was $6.1 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively, resulting from our strategy of growing our public fund certificates of deposit, deposit accounts from our commercial borrowers and a general growth in all deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.  Borrowings, consisting entirely of Federal Home Loan Bank advances, increased $5.0 million, during the first quarter of 2013 as management employed asset and liability strategies to match funding terms with securities purchases.

At March 31, 2013, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $27.1 million, or 10.94% of adjusted total assets, which is above the required level of $9.9 million, or 4%; and total risk-based capital of $29.1 million, or 18.16% of risk-weighted assets, which is above the required level of $12.8 million, or 8%.  Accordingly West End Bank, S.B. was categorized as well capitalized at March 31, 2013.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2013, we had outstanding commitments to originate loans of $18.0 million and stand-by letters of credit of $1.1 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2013 totaled $41.3 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Registrant’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)                       There were no sales of unregistered securities during the period covered by this Report.

(b)                       Not applicable.

(c)                       There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: May 13, 2013	/s/ John P. McBride
John P. McBride
President and Chief Executive Officer

Date: May 13, 2013	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer