Form 10-Q
period 2013-06-30
West End Indiana Bancshares, Inc.
filed 2013-08-13
CIK 1523854

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-50820

West End Indiana Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Maryland	36-4713616
(State or other jurisdiction of in Company or organization)	(I.R.S. Employer90 Identification Number)

34 South 7th Street, Richmond, Indiana	47374
(Address of Principal Executive Offices)	Zip Code

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
YES ☐    NO ☒

As of August 13, 2013, there were 1,412,503 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$1,405,915	$1,867,663
Interest-bearing demand deposits	11,824,769	8,840,694
Cash and cash equivalents	13,230,684	10,708,357
Investment securities available for sale	65,055,881	60,609,524
Loans held for sale	1,261,875	1,301,747
Loans, net of allowance for loan losses of $2,040,063 and $2,013,088	165,552,399	159,571,336
Premises and equipment	3,569,770	3,529,277
Federal Home Loan Bank stock	1,722,100	1,722,100
Interest receivable	984,652	1,012,946
Bank-owned life insurance	4,963,328	4,888,928
Foreclosed real estate held for sale	377,450	443,150
Other assets	3,457,265	2,743,342

Total assets	$260,175,404	$246,530,707

Liabilities and Equity

Liabilities
Deposits	$200,576,682	$189,799,680
Federal Home Loan Bank advances	29,500,000	24,000,000
Interest payable	80,400	84,816
Other liabilities	752,508	1,718,446
Total liabilities	230,909,590	215,602,942

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,417,503 and 1,401,008	14,175	14,010
Additional paid in capital	12,213,102	12,920,031
Retained earnings	19,085,732	18,649,758
Unearned employee stock ownership plan (ESOP)	(1,036,740)	(1,064,760)
Accumulated other comprehensive income (loss)	(1,010,455)	408,726
Total stockholders’ equity	29,265,814	30,927,765
Total liabilities and stockholders’ equity	$260,175,404	$246,530,707

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,471,845	$2,487,526	$4,911,353	$4,953,771
Investment securities	246,124	262,146	548,857	523,551
Other	16,117	22,907	33,203	45,538
Total interest income	2,734,086	2,772,579	5,493,413	5,522,860

Interest Expense
Deposits	348,505	493,839	733,610	1,035,473
Federal Home Loan Bank advances	141,356	148,073	280,753	303,479
Total interest expense	489,861	641,912	1,014,363	1,338,952

Net Interest Income	2,244,225	2,130,667	4,479,050	4,183,908
Provision for loan losses	246,000	255,000	505,000	510,000
Net Interest After Provision for Loan Losses	1,998,225	1,875,667	3,974,050	3,673,908

Other Income
Service charges on deposit accounts	138,191	129,940	274,219	255,113
Loan servicing income (loss), net	(26,689)	18,281	24,565	24,938
Debit card income	63,069	55,778	119,794	108,188
Gain on sale of loans	75,875	107,932	184,256	201,365
Net realized gains on sales of available-for-sale securities (includes $19,839 and $0, $19,839 and $1,072, respectively, related to accumulated other comprehensive earnings reclassifications)	19,839	—	19,839	1,072
Gain on cash surrender value of life insurance	37,200	36,042	74,400	74,188
Gain (loss) on sale of other assets	1,483	21,268	(61,834)	(22,993)
Other income	2,549	5,969	5,646	35,907
Total other income	311,517	375,210	640,885	677,778

Other Expense
Salaries and employee benefits	1,016,607	1,006,225	2,014,645	2,042,221
Net occupancy	127,289	114,839	239,720	221,544
Data processing fees	86,785	91,784	169,869	167,271
Professional fees	104,272	95,744	221,269	231,771
Advertising	66,783	56,259	115,812	80,115
ATM charges	47,886	53,941	85,813	122,407
Postage and courier	48,867	42,526	91,713	86,519
FDIC insurance premiums	44,000	47,552	89,401	94,780
Donation to establish the West End Bank Charitable Foundation	—	—	—	505,000
Other expenses	341,172	342,487	728,408	651,819
Total other expenses	1,883,661	1,851,357	3,756,650	4,203,447

Income Before Income Tax	426,081	399,520	858,285	148,239
Income tax expense (includes $7,858 and $0, $7,858 and $425, respectively, related to income tax expense from reclassification items)	132,665	140,505	268,060	28,771

Net Income	$293,416	$259,015	$590,225	$119,468
Earnings Per Share
Basic	$0.23	$0.20	$0.46	$.10
Diluted	0.23	0.20	0.46	.10
Dividends Per Share	0.06	N/A	0.12	N/A

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statement of Comprehensive Income (Loss)

	Three Months Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$293,416	$259,015	$590,225	$119,468
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $(784,704) and $77,035, $(922,598) and $111,748	(1,196,877)	117,489	(1,407,200)	170,441
Less: Reclassification adjustment for gains included in net income, net of tax expense of $7,858 and $0, $7,858 and $425	11,981	—	11,981	647
	(1,208,858)	117,489	(1,419,181)	169,794
Comprehensive income (loss)	$(915,442)	$376,504	$(828,956)	$289,262

The accompanying notes are an integral part of these financial statements.
3

West End Indiana Bancshares, Inc.
Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Operating Activities
Net income	$590,225	$119,468
Items not requiring (providing) cash
Provision for loan losses	505,000	510,000
Depreciation and amortization	114,870	112,380
Investment securities amortization, net	560,607	520,103
Investment securities gains	(19,839)	(1,072)
Loan originated for sale	(6,723,188)	(6,118,952)
Proceeds on loan sold	6,866,878	6,570,257
Gain on loans sold	(184,256)	(201,365)
Contribution of common stock to West End Bank Charitable Foundation	—	380,000
Net change in
Interest receivable	28,294	71,356
Interest payable	(4,416)	(20,000)
Cash surrender value of life insurance	(74,400)	(74,188)
Prepaid FDIC insurance	207,202	91,288
Other adjustments	(717,930)	95,015
Net cash provided by operating activities	1,149,047	2,054,290

Investing Activities
Purchases of securities available for sale	(14,170,111)	(16,732,265)
Proceeds from maturities of securities available for sale	6,362,010	6,790,313
Proceeds from sales of securities available for sale	471,527	780,769
Net change in loans	(6,469,598)	(3,379,680)
Purchase of premises and equipment	(155,363)	(48,208)
Proceeds from sale of foreclosed real estate	25,866	148,325
Other investing activities	—	(1,850)
Net cash used in investing activities	(13,935,669)	(12,442,596)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	7,443,445	9,840,311
Net change in certificates of deposit	3,333,557	(1,873,445)
Repurchased shares	(736,046)	—
Repayment of FHLB advances	(4,000,000)	(2,000,000)
Proceeds from FHLB advances	9,500,000	—
Proceeds from stock conversion	—	463,666
Cash dividends	(232,007)	—
Net cash provided by financing activities	15,308,949	6,430,532

Net Change in Cash and Cash Equivalents	2,522,327	(3,957,774)

Cash and Cash Equivalents, Beginning of Period	10,708,357	22,734,455

Cash and Cash Equivalents, End of Period	$13,230,684	$18,776,681

Additional Cash Flows Information
Interest paid	$1,018,780	$1,358,952
Income tax paid	760,000	124,000
Real estate acquired in settlement of loans	401,981	156,611
Sale and financing of foreclosed real estate	395,273	125,388
Dividends declared not paid	—	77,756

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2013

	Common Stock					Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Unaudited)
Balances at January 1, 2013	1,401,008	$14,010	$12,920,031	$18,649,758	$(1,064,760)	$408,726	$30,927,765
Net income	—	—	—	590,225	—	—	590,225
Other comprehensive loss	—	—	—	—	—	(1,419,181)	(1,419,181)
ESOP shares earned	—	—	19,253	—	28,020	—	47,273
Restricted Shares Issued	56,040	560	(560)	—	—	—	—
Stock Based Compensation Expense	—	—	10,029	—	—	—	10,029
Shares Repurchased	(39,545)	(395)	(735,651)	—	—	—	(736,046)
Cash dividends ($0.12 per share)	—	—	—	(154,251)	—	—	(154,251)
Balances at June 30, 2013	1,417,503	$14,175	$12,213,102	$19,085,732	$(1,036,740)	$(1,010,455)	$29,265,814

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

As set forth above, in connection with the Conversion, the Bank established and funded the Foundation with 38,000 shares of the Company’s common stock and $125,000 in cash.  This contribution resulted in recognition of expense in the quarter ended June 30, 2012, based on the $10 per share offering price.  The Foundation supports charitable causes and community development activities in the Bank’s areas of operations.

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2012.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and six-month periods ended June 30, 2013, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	June 30, 2013 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)

Available for sale
Municipal bonds	$16,283	$9	$(1,086)	$15,206
SBA loan pools	3,146	73	—	3,219
Mortgage-backed securities - GSE residential	47,300	161	(830)	46,631

Total available for sale	$66,729	$243	$(1,916)	$65,056

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)

Available for sale
Municipal Bonds	$12,978	$264	$(61)	$13,181
SBA loan pools	3,569	151	—	3,720
Mortgage-backed securities – GSE residential	43,386	491	(168)	43,709

Total available for sale	$59,933	$906	$(229)	$60,610

The amortized cost and fair value of securities available for sale at June 30, 2013 (unaudited) and December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013 (Unaudited)		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

One to five years	$—	$––	$—	$—
Five to ten years	3,326	3,235	3,340	3,407
After ten years	12,957	11,971	9,638	9,774
	16,283	15,206	12,978	13,181
SBA loan pools	3,146	3,219	3,569	3,720
Mortgage-backed securities - GSE residential	47,300	46,631	43,386	43,709

Totals	$66,729	$65,056	$59,933	$60,610

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $469,000 at June 30, 2013 (unaudited).  Securities pledged at December 31, 2012 were $546,000.

Activities related to the sales of securities available for sale for the three and six months ended June 30, 2013 (unaudited) and 2012 (unaudited) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)

Proceeds from sales of available-for sale securities	$472	$—	$472	$781
Gross gains on sales	20	—	20	1
Gross losses on sales	—	—	—	—

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2013 (unaudited) and December 31, 2012 was $51,566,000 and $17,887,000, which is approximately 79% and 30% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at June 30, 2013 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$14,101	$(1,086)	$—	$—	$14,101	$(1,086)
Mortgage-backed securities - GSE residential	37,465	(830)	—	—	37,465	(830)

	$51,566	$(1,916)	$—	$—	$51,566	$(1,916)

Securities with unrealized losses at December 31, 2012 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal	$3,377	$(61)	$—	$—	$3,377	$(61)
Mortgage-backed securities - GSE residential	14,510	(168)	—	—	14,510	(168)

	$17,887	$(229)	$—	$—	$17,887	(229)

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

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

The Company charges off residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss.  The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge down to the net realizable value when other secured loans are 120 days past due.  Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

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

Categories of loans include:

	(Unaudited)
	June 30, 2013	December 31, 2012

	(In Thousands)

Commercial	$9,656	$8,505
Real estate loans
Residential	56,178	56,145
Commercial and multi-family	33,938	34,048
Construction	4,762	2,483
Second mortgages and equity lines of credit	4,237	4,114
Consumer loans
Indirect	48,755	46,930
Other	10,174	9,464
	167,700	161,689
Less
Net deferred loan fees, premiums and discounts	108	105
Allowance for loan losses	2,040	2,013
Total loans	$165,552	$159,571

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

The following table presents by portfolio segment the activity in the allowance for loan losses for the three and six months ended June 30, 2013 (unaudited) and 2012 (unaudited):

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2013:
Balance, beginning of year	$56	$481	$853	$5	$33	$603	$2,031
Provision for losses	3	60	31	3	3	146	246
Recoveries on loans	—	—	—	—	—	23	23
Loans charged off	—	(55)	(68)	—	—	(137)	(260)

Balance, end of year	$59	$486	$816	$8	$36	$635	$2,040

Six Months Ended June 30, 2013:
Balance, beginning of year	$54	$542	$829	$4	$32	$552	$2,013
Provision for losses	5	32	55	4	15	394	505
Recoveries on loans	—	3	—	—	—	33	36
Loans charged off	—	(91)	(68)	—	(11)	(344)	(514)

Balance, end of year	$59	$486	$816	$8	$36	$635	$2,040

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2012:
Balance, beginning of year	$128	$638	$616	$5	$31	$506	$1,924
Provision for losses	5	20	8	(2)	25	199	255
Recoveries on loans	—	—	—	—	2	14	16
Loans charged off	(3)	(11)	—	—	(22)	(159)	(195)

Balance, end of year	$130	$647	$624	$3	$36	$560	$2,000

Six Months Ended June 30, 2012:
Balance, beginning of year	$145	$642	$593	$4	$29	$491	$1,904
Provision for losses	37	110	31	(1)	27	306	510
Recoveries on loans	—	1	—	—	2	26	29
Loans charged off	(52)	(106)	—	—	(22)	(263)	(443)

Balance, end of year	$130	$647	$624	$3	$36	$560	$2,000

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2013 (unaudited) and December 31, 2012:

	(Unaudited) June 30, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$59	$486	$816	$8	$36	$635	$2,040
Individually evaluated for impairment	—	—	615	—	—	—	615
Collectivity evaluated for impairment	59	486	201	8	36	635	1,425

Loans:
Ending balance	9,656	56,178	33,938	4,762	4,237	58,929	167,700
Individually evaluated for impairment	—	—	4,313	—	—	—	4,313
Collectivity evaluated for impairment	9,656	56,178	29,625	4,762	4,237	58,929	163,387

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$54	$542	$829	$4	$32	$552	$2,013
Individually evaluated for impairment	—	30	645	—	—	—	675
Collectivity evaluated for impairment	54	512	184	4	32	552	1,338
Loans:
Ending balance	8,505	56,145	34,048	2,483	4,114	56,394	161,689
Individually evaluated for impairment	—	39	4,396	—	—	—	4,435
Collectivity evaluated for impairment	8,505	56,106	29,652	2,483	4,114	56,394	157,254

The following table presents the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2013(unaudited) and December 31, 2012:

	(Unaudited)
	June 30, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$9,177	$55,604	$26,543	$4,762	$4,139	$58,929	$159,154
Watch	75	574	1,865	—	—	—	2,514
Special Mention	—	—	1,217	—	98	—	1,315
Substandard	404	—	4,313	—	—	—	4,717
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	––
Total	$9,656	$56,178	$33,938	$4,762	$4,237	$58,929	$167,700

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$7,990	$55,624	$28,365	$2,483	$4,023	$56,394	$154,879
Watch	75	482	177	—	—	—	734
Special Mention	—	—	1,104	—	91	—	1,195
Substandard	440	39	4,402	—	—	—	4,881
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$8,505	$56,145	$34,048	$2,483	$4,114	$56,394	$161,689

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

The following table presents the Bank’s loan portfolio aging analysis as of June 30, 2013 (unaudited) and December 31, 2012:

	(Unaudited)
	June 30, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$—	$571	$—	$—	$20	$1,336	$1,927
60-89 days past due	2	132	—	—	—	390	524
Greater than 90 days and accruing	—	—	—	—	—	416	416
Nonaccrual	—	858	2,035	—	—	—	2,893
Total past due and nonaccrual	2	1,561	2,035	—	20	2,142	5,760
Current	9,654	54,617	31,903	4,762	4,217	56,787	161,940

Total	$9,656	$56,178	$33,938	$4,762	$4,237	$58,929	$167,700

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$—	$188	$—	$—	$55	$1,041	$1,284
60-89 days past due	—	111	—	—	29	416	556
Greater than 90 days and accruing	—	343	—	—	11	607	961
Nonaccrual	—	1,121	521	—	—	—	1,642
Total past due and nonaccrual	—	1,763	521	—	95	2,064	4,443
Current	8,505	54,382	33,527	2,483	4,019	54,330	157,246

Total	$8,505	$56,145	$34,048	$2,483	$4,114	$56,394	$161,689

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2013 (unaudited) and for the year ended December 31, 2012:

	(Unaudited)
	June 30, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Impaired loans without a specific allowance:
Recorded investment	$—	$—	$450	$—	$—	$—	$450
Unpaid principal balance	—	—	594	—	—	—	594

Impaired loans with a specific allowance:
Recorded investment	—	—	3,863	—	—	—	3,863
Unpaid principal balance	—	—	3,863	—	—	—	3,863
Specific allowance	—	—	615	—	—	—	615

Total impaired loans:
Recorded investment	—	—	4,313	—	—	—	4,313
Unpaid principal balance	—	—	4,457	—	—	—	4,457
Specific allowance	—	—	615	—	—	—	615

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Impaired loans without a specific allowance:
Recorded investment	$—	$—	$450	$—	$—	$—	$450
Unpaid principal balance	—	—	594	—	—	—	594
Impaired loans with a specific allowance:
Recorded investment	—	39	3,946	—	—	—	3,985
Unpaid principal balance	—	39	3,946	—	—	—	3,985
Specific allowance	—	30	645	—	—	—	675
Total impaired loans:
Recorded investment	—	39	4,396	—	—	—	4,435
Unpaid principal balance	—	39	4,540	—	—	—	4,579
Specific allowance	—	30	645	—	—	—	675

The following table presents by portfolio segment information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2013 (unaudited) and 2012 (unaudited):

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Three Months Ended June 30, 2013:

Total impaired loan:
Average recorded investment	$—	$—	$4,352	$—	$—	$—	$4,316
Interest income recognized	—	—	43	—	—	—	52
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Six Months Ended June 30, 2013:

Total impaired loan:
Average recorded investment	$—	$—	$4,367	$—	$—	$—	$4,367
Interest income recognized	—	—	94	—	—	—	103
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Three Months Ended June 30, 2012:

Total impaired loan:
Average recorded investment	$—	$100	$2,869	$—	$—	$—	$2,969
Interest income recognized	—	—	31	—	—	—	31
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Six Months Ended June 30, 2012:

Total impaired loan:
Average recorded investment	$16	$148	$2,869	$—	$—	$—	$3,033
Interest income recognized	—	—	63	—	—	—	63
Interest income recognized on a cash basis	—	—	—	—	—	—	—

Troubled Debt Restructurings

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans.  In restructuring the loan, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified, whether through a new agreement replacing the old or via changes to an existing loan agreement, are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred.  A TDR occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.  If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated.  At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

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

During the three and six months ended June 30, 2013 (unaudited) and 2012 (unaudited), there were no new restructurings classified as TDRs.  No loans restructured during the last twelve months defaulted during the three and six months ended June 30, 2013 (unaudited) and 2012.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include federal agencies, municipal bonds and mortgage-backed securities.  At June 30, 2013 (unaudited) and December 31, 2012, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department.  The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis.  The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 (unaudited) and December 31, 2012:

		(Unaudited)
		June 30, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available-for-sale securities:
Municipal bonds	$15,206	$—	$15,206	$—
SBA loan pools	3,219		3,219
Mortgage-backed securities - GSE residential	46,631	—	46,631	—
Mortgage-servicing rights	500	—	—	500

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available-for-sale securities:
Municipal bonds	$13,181	$—	$13,181	$—
SBA loan pools	3,720	—	3,720	—
Mortgage-backed securities - GSE residential	43,709	—	43,709	—
Mortgage-servicing rights	497	—	—	497

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited)
	Mortgage-Servicing Rights
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(In Thousands)

Balances, beginning of period	$549	$432	$497	$440
Total unrealized gains (losses) included in net income	(50)	(4)	(3)	(8)
Additions (rights recorded on sale of loans)	18	29	57	48
Settlements (payments)	(17)	(14)	(51)	(37)

Balances, end of period	$500	$443	$500	$443

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

(Unaudited) June 30, 2013
Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)

Impaired loans	$—	$—	$—	$—

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$3,760	$—	$—	$3,760

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage-servicing rights	$500	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.0% -5.9% (5.7%) 11.0% - 16.6% (15.5%) 3.1-3.3 (3.2)

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$3,760	Comparative sales based on independent appraisals	Marketability Discount	20.0% - 30.0% (20.0%)
Mortgage-servicing rights	$497	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	4.8% -5.4% (5.25%) 12.6% - 20.7% (18.8%) 3.0-3.7 (3.2)

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2013 (unaudited) and December 31, 2012:

	(Unaudited) June 30, 2013
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$13,231	$13,231	$––	$––
Available-for-sale securities	65,056	––	65,056	––
Loan held for sale	1,262	––	1,262	––
Loans, net	165,552	––	––	168,382
Federal Home Loan Bank stock	1,722	––	1,722	––
Interest receivable	985	––	985	––
Mortgage servicing rights	500	––	––	500

Financial liabilities
Deposits	200,577	99,804	101,419	––
Federal Home Loan Bank advances	29,500	—	29,511	––
Interest payable	80	––	80	––

	December 31, 2012
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$10,708	$10,708	$—	$—
Available-for-sale securities	60,610	—	60,610	—
Loan held for sale	1,302	—	1,302	—
Loans, net	159,571	—	—	164,820
Federal Home Loan Bank stock	1,722	—	1,722	—
Interest receivable	1,013	—	1,013	—
Mortgage servicing rights	497	—	—	497

Financial liabilities
Deposits	189,800	96,470	94,131	—
Federal Home Loan Bank advances	24,000	—	24,416	—
Interest payable	85	—	85	—

NOTE 7:	Recent Accounting Pronouncements

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

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods  The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

NOTE 8:  Earnings per Share

The Company has granted stock compensation awards with non-forfeitable dividend rights, which are considered participating securities.  Accordingly, earnings per share (EPS) is computed using the two-class method as required by ASC 260-10-45.  Basic EPS is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities.  Diluted EPS includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities.  ESOP shares are not considered outstanding for EPS until they are earned.  The following table presents the computation of basic and diluted EPS for the periods indicated (in thousands, except for share and per share data):

	(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net Income	$293	$259	$590	$119
Allocated to participating securities	(1)	—	(1)	—
Net income allocated to common stockholders	$292	$259	$589	$119

Weighted average common shares outstanding, gross	1,400,556	1,401,000	1,400,781	1,331,720
Less: Average unearned ESOP shares and participating securities	(111,983)	(110,197)	(108,988)	(105,355)
Weighted average common shares outstanding, net	1,288,573	1,290,803	1,291,793	1,226,365
Effect of diluted based awards	—	—	—	—
Weighted average shares and common stock equivalents	1,288,573	1,290,803	1,291,793	1,226,365

Income per common share:
Basic	$0.23	$0.20	$0.46	$0.10
Diluted	$0.23	$0.20	$0.46	$0.10

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	125,300	N/A	125,300	N/A

NOTE 9:  Reclassifications

Certain reclassifications have been made to the 2012 condensed consolidated financial statements to conform to the June 30, 2013 presentation.

NOTE 10:  Share Based Compensation (Unaudited)

In May 2013, the Company’s stockholders approved the West End Indiana Bancshares, Inc. 2013 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to key officers and outside directors.  The cost of the Plan is based on the fair value of the awards on the grant date.  The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date.  The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term.  These assumptions are based on management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate.  The cost of the awards are being recognized on a straight-line basis over the five-year vesting period during which participants are required to provide services in exchange for the awards.

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares.  The maximum number of shares authorized under the plan is 196,140.  Total share-based compensation expense for the three and six months ended June 30, 2013 was $10,000.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2013	—	—	—
Granted	125,300	$18.75	10
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at June 30, 2013	125,300	—	10

Stock options of 125,300 were granted on June 19, 2013.  No stock options were granted in the first quarter of 2013.

As of June 30, 2013, the Company had $354,000 of unrecognized compensation expense related to stock options.  The cost of stock options will be amortized in monthly installments over the five-year vesting period.  There were no exercisable options vested in the three or six months ended June 30, 2013.  Stock option expense for the three and six months ended June 30, 2013 was $3,000.  The aggregate grant date fair value of the stock options was $357,000.  The total intrinsic value of options as of June 30, 2013 was $0.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula.  The following assumptions were used in the formula:

Expected volatility	13.67%
Risk-free interest rate	1.86%
Expected dividend yield	1.28%
Expected life (in years)	7.5
Exercise price for the stock options	$18.75

Expected volatility - Based on the historical volatility of share price for similar companies.

Risk-free interest rate - Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Dividend yield - West End Indiana Bancshares, Inc. pays a regular quarterly dividend of $0.06 per share.

Expected life – Based on average of the five year vesting period and the ten year contractual term of the stock option plan.

Exercise price for the stock options - Based on the closing price of the Company’s stock on the date of grant.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2013	—	—
Granted	56,040	$18.75
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2013	56,040	$18.75

Restricted stock awards of 56,040 were granted on June 19, 2013.  No restricted stock awards were granted during the first quarter of 2013.

As of June 30, 2013, the Company had $1.04 million of unrecognized compensation expense related to restricted stock awards.  The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period.  Restricted stock expense for the three and six months ended June 30, 2013 was $7,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

34

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets increased $13.7 million, or 5.6%, to $260.2 million at June 30, 2013 from $246.5 million at December 31, 2012.  The increase was primarily the result of an increase in investment securities available for sale of $4.5 million, net loans, including loans held for sale of $5.9 million, and other assets of 713,000 and bank owned life insurance of $74,000.  Total cash and cash equivalents increased $2.5 million, from $10.7 million to $13.2 million.

Total cash and cash equivalents increased $2.5 million, or 23.4%, to $13.2 million at June 30, 2013 from $10.7 million at December 31, 2012.  The increase in total cash and cash equivalents reflected an increase in core deposits and liquidity management.

Securities classified as available for sale increased $4.5 million, or 7.4%, to $65.1 million at June 30, 2013 from $60.6 million at December 31, 2012.  Low-cost funding comprised of public funds and FHLB advances were utilized to purchase securities with matching maturities and allowing for a greater than 1% margin with minimal associated overhead.  At June 30, 2013, securities classified as available for sale consisted of mortgage-backed securities, municipal obligations and SBA loans.

Net loans, including loans held for sale, increased $5.9 million, or 3.7%, to $166.8 million at June 30, 2013 from $160.9 million at December 31, 2012 due to increases in commercial loans of $1.2 million, real estate loans of $2.3 million, and consumer loans of $2.5 million. Total non-performing loans increased to $3.3 million at June 30, 2013 from $2.6 million at December 31, 2012.

Deposits increased $10.8 million, or 5.7%, to $200.6 million at June 30, 2013 from $189.8 million at December 31, 2012.  The increase was a result of acquisitions of local Public Fund Certificates of Deposit which were invested in short-term securities held for sale and used to fund loan growth.

Borrowings, consisting entirely of Federal Home Loan Bank advances, increased $5.5 million at June 30, 2013 to $29.5 million, from $24.0 million at December 31, 2012, as management employed asset and liability strategies to match funding terms with securities purchases and to fund loan growth.

Total equity decreased to $29.3 million at June 30, 2013, from $30.9 million at December 31, 2012, based on net income for the 2013 year to date of $590,000 offset by a decrease in other accumulated comprehensive income of $1.4 million, stock repurchases of $736,000 and quarterly dividends of $154,000.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General.  We recorded net income of $293,000 for the quarter ended June 30, 2013 compared to net income of $259,000 for the quarter ended June 30, 2012.  Net interest income increased $113,000 and noninterest income decreased $64,000 quarter to quarter, as interest expense decreased $152,000, noninterest expense increased $32,000 and tax expense decreased $8,000.

Interest Income and Dividend.  Interest income decreased $38,000, or 1.4%, to $2.73 million for the quarter ended June 30, 2013 from $2.77 million for the quarter ended June 30, 2012.  Although the average balance of total interest-earning assets increased $8.4 million, or 3.6%, to $241.9 million for the quarter ended June 30, 2013 from $233.5 million for the quarter ended June 30, 2012. The biggest component increase was in securities available for sale, which increased $17.0 million, or 32.8%, to $68.9 million for the quarter ended June 30, 2013 from $51.9 million for the prior year quarter.  Cash equivalents decreased $15.3 million, or 63.8%, to $8.7 million as of June 30, 2013 from $24.0 million on June 30, 2012.  The average yield on interest-earning assets decreased 23 basis points to 4.53% for the 2013 period from 4.76% for the 2012 period.

Interest income on loans decreased $16,000, or 0.64%, to $2.47 million for the quarter ended June 30, 2013 from $2.49 million for the quarter ended June 30, 2012, as the increase in the average balance of loans was more than offset by a decrease in the average yield on our loans.  The average balance of net loans increased $6.6 million, or 4.2%, to $164.3 million for the quarter ended June 30, 2013 from $157.7 million for the quarter ended June 30, 2012. However, the average yield on our loan portfolio decreased 29 basis points to 6.04% for the quarter ended June 30, 2013 from 6.33% for the quarter ended June 30, 2012, reflecting the lower market interest rate environment.

Interest income on investment securities decreased $16,000 to $246,000 for the 2013 quarter from $262,000 for the 2012 quarter. The average balance of our securities available for sale increased $17.0 million, or 32.8%, to $68.9 million for the quarter ended June 30, 2013 from $51.9 million for the quarter ended June 30, 2012, as management deployed funds from cash equivalents, increased non-interest bearing deposits and FHLB advances to purchase these securities. The average yield on our securities portfolio decreased by 60 basis points, to 1.43% for the quarter ended June 30, 2013 from 2.03% for the quarter ended June 30, 2012.  Purchased instruments primarily included short-term mortgage-backed securities.

Interest Expense.  Interest expense decreased $152,000, or 23.7%, to $490,000 for the quarter ended June 30, 2013 from $642,000 for the quarter ended June 30, 2012.  The decrease resulted primarily from a decrease in interest expense on deposits. The average rate paid on deposits decreased 31 basis points to 0.78% for the quarter ended June 30, 2013 from 1.09% for the quarter ended June 30, 2012, as the Bank repriced its deposit rates in the declining market interest rate environment. The average balance of interest-bearing deposits decreased $2.4 million, or 1.3%, to $180.0 million for the quarter ended June 30, 2013 from $182.3 million for the quarter ended June 30, 2012.  The decrease in the average balance of interest-bearing checking accounts by $800,000, savings accounts by $1.0 million and certificates of deposits by $4.2 million were partially offset by an increase of $3.6 million in the average balance of money market accounts.  Additionally, non-interest bearing checking accounts increased $3.5 million.  Total average balance deposits increased $1.2 million to $193.9 million on June 30, 2013 from $192.7 million on June 30, 2012.

The average balance of our money market accounts increased $3.6 million, or 9.6%, to $41.1 million for the quarter ended June 30, 2013 from $37.4 million for the quarter ended June 30, 2012, as we experienced a movement of maturing certificate of deposits into money market accounts with immediate access and no penalty.  The increase in average balance of money market accounts was more than offset by a decrease of 19 basis points on the average rate paid changing to 0.39% in the 2013 quarter from 0.58% in 2012.  In addition, the interest expense on our money market accounts declined from $54,000 to $40,000.  Interest expense on our certificates of deposit decreased by $114,000, or 27.9%, to $295,000 for the quarter ended June 30, 2013 from $409,000 for the 2012 period as a result of lower balances and a 42 basis point decrease in the average rate paid on these deposits to 1.26% for the 2013 period from 1.68% for the 2012 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $7,000, or 4.7%, to $141,000 for the quarter ended June 30, 2013 from $148,000 for the quarter ended June 30, 2012.

Net Interest Income.  Net interest income increased $113,000, or 5.3%, to $2.24 million for the quarter ended June 30, 2013 from $2.13 million for the quarter ended June 30, 2012.  As our net interest rate spread increased to 3.59% from 3.53%, and our net interest margin increased to 3.71% from 3.65%.  The increase in our interest rate spread and net interest margin was the effect of the increase in our average interest earning assets to our interest bearing liabilities to 115.92% in June 2013 from 111.93% in 2012 while managing rates to enhance the net margin.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $246,000 for the quarter ended June 30, 2013 compared to $255,000 for the quarter ended June 30, 2012.  At June 30, 2013, non-performing loans including troubled debt restructurings, totaled $3.3 million, or 1.97% of total loans, as compared to $2.7 million, or 1.7% of total loans, at June 30, 2012.  The allowance for loan losses to total loans decreased to 1.22% at June 30, 2013 from 1.26% at June 30, 2012.

The allowance for loan losses as a percentage of non-performing loans decreased to 61.65% at June 30, 2013 from 73.94% at June 30, 2012.  The increase in non-performing loans was due to a single commercial credit previously identified as impaired and provided with a specific reserve allocated in the allowance for loan losses that has now been placed on non-accrual.  This commercial credit was previously, and remains, current with terms of the loan agreement.  It was determined that no additional provision is required.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2013 and 2012.

Noninterest Income.  Noninterest income decreased $63,000, or 16.8%, to $312,000 for the quarter ended June 30, 2013 from $375,000 for the quarter ended June 30, 2012.  The decrease was primarily due to the decrease in gain on sale of loans and loan servicing income.   Gain on sale of loans decreased $32,000 to $76,000 for the quarter ended June 30, 2013 as compared to $108,000 for the quarter ended June 30, 2012 due to the determination that for asset liability management it was more advantageous to hold newly originated 1-4 family fixed rate mortgages in the Bank’s portfolio than to sell them in the secondary market.  As a result of normal principal payments and payoffs and no additional servicing rights sold, loan servicing income decreased $45,000 to $(27,000) in 2013 from $18,000 in 2012 along with a decrease of $21,000 in the gain on the sale of assets.  The decreases were offset by increases in service charges on deposits of $8,000; debit card income of $7,000 and realized gain on the sale of securities available for sales of $20,000.

Noninterest Expense. Noninterest expense increased $32,000, or 1.7%, to $1.88 million for the quarter ended June 30, 2013 from $1.85 million for the quarter ended June 30, 2012.  Notable changes included an increase in salaries and employee benefits of $10,000 and a net increase in all other expenses of $22,000.  Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums and increased contributions to the employee defined benefit plan; net occupancy expenses increased $12,000 due to normal maintenance on facilities; and marketing and advertising expenses increased $10,000 due to planned promotions and events.  Other expenses increased due to several smaller increases in a number of expense categories.

Income Tax Expense.  We recorded an $133,000 income tax expense for the quarter ended June 30, 2013 compared to a $141,000 income tax expense for the 2012 period, reflecting income of $426,000 before income tax expense during the 2013 quarter versus income before income tax expense of $400,000 for the quarter ended June 30, 2012.  Our effective tax rate was 31.2% for the quarter ended June 30, 2013 compared to 35.3% for the quarter ended June 30, 2012 as we implemented our tax strategy to purchase more municipal bonds.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General.  Net income increased to $590,000 for the six months ended June 30, 2013 compared to net income of $119,000 for the six months ended June 30, 2012.  The increase in net income was primarily due to a decrease in non-interest expense as there was a one-time expenditure of $505,000 in 2012 to establish the West End Bank Charitable Foundation.

Interest Income and Dividend.  Interest income decreased $30,000, or 0.54%, to $5.49 million for the six months ended June 30, 2013 from $5.52 million for the six months ended June 30, 2012.  The average balance of total interest-earning assets increased $7.9 million, or 3.4%, to $239.2 million for the six months ended June 30, 2013 from $231.3 million for the six months ended June 30, 2012.  The increase in total interest-earning assets was offset by a 19 basis point decrease in the average yield on interest-earning assets to 4.63% for the 2013 period from 4.82% for the 2012 period, as a result of generally declining market interest rates. Our effective tax rate was 31.2% for the quarter ended June 30, 2013 compared to 35.3% for the quarter ended June 30, 2012 as we implemented our tax strategy to purchase more municipal bonds.

Interest income and fees on loans decreased $43,000, or 0.88%, to $4.9 million for the six months ended June 30, 2013 from $5.0 million for the six months ended June 30, 2012, as the increase in the average balance of loans was more than offset by a decrease in the average yield on loans.  The average balance of loans increased $6.7 million, or 4.3%, to $163.3 million for the six months ended June 30, 2013 from $156.6 million for the six months ended June 30, 2012. However, the average yield on the loan portfolio decreased 32 basis points to 6.06% for the six months ended June 30, 2013 from 6.38% for the six months ended June 30, 2012, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock increased $13,000, or 2.3%, to $582,000 for the six months ended June 30, 2013 from $569,000 for the six months ended June 30, 2012. The increase resulted primarily from an increase in the average balance of securities available for sale, which increased $16.8 million, or 34.0%, to $66.3 million for the six months ended June 30, 2013 from $49.5 million for the 2012 period, as funds from increased deposits were deployed to purchase these securities. The average yield on the securities portfolio decreased to 1.67% for the six months ended June 30, 2013 from 2.13% for the six months ended June 30, 2012, resulting from lower market interest rates.

Interest Expense.  Interest expense decreased $325,000, or 24.3%, to $1.0 million for the six months ended June 30, 2013 from $1.3 million for the six months ended June 30, 2012, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits.  Interest expense decreases included certificates of deposits of $231,000, core deposits of $70,000 and Federal Home Loan Bank advances of $22,000. The average rate we paid on deposits decreased 32 basis points to 0.83% for the six months ended June 30, 2013 from 1.15% for the six months ended June 30, 2012, as deposits repriced downward in the declining interest rate environment. The average balance of interest-bearing deposits decreased $3.0 million, or 1.7%, to $178.0 million for the six months ended June 30, 2013 from $181.0 million for the six months ended June 30, 2012. The increase in the average balance of our deposits resulted from increases in non-interest bearing checking and money market accounts offset by decreases in certificates of deposit, interest bearing checking and savings accounts.

The average balance of our money market accounts increased $4.1 million, or 11.3%, to $40.4 million for the six months ended June 30, 2013 from $36.3 million for the six months ended June 30, 2012 as customers with maturing certificates of deposit elected to keep funds more liquid in the low rate environment.  In addition, the interest expense on our money market accounts declined from $120,000 to $85,000 due to the decrease of 25 basis points in the cost of these deposits to 0.42% for the June 30, 2013 quarter from 0.67% for the June 30, 2012 period, reflecting lower market interest rates.

The average balance of our certificates of deposit decreased $4.9 million, or 5.0%, to $93.5 million for the six months ended June 30, 2013 from $98.4 million for the six months ended June 30, 2012.  The decline was strategic in allowing these certificates to roll off and as needed, replaced with core deposits or FHLB advances. The interest expense on our certificates of deposit declined from $851,000 to $620,000, due to lower balances and the decrease of 40 basis points in the cost of these deposits to 1.34% for the six months ended June 2013 period from 1.74% for the six months ended June 2012 period, reflecting lower market interest rates.  Core interest-bearing deposit accounts increased $1.9 million, or 2.3%, to $84.5 million for the six months ended June 30, 2013 from $82.6 million for the six months ended June 30, 2012, as customers increased their liquidity and cross-marketing efforts with our commercial customers were increased.

Interest expense on core deposits decreased $70,000 to $114,000 for the six months ended June 30, 2013 from $184,000 for the six months ended June 30, 2012, reflecting lower market interest rates.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $22,000, or 7.3%, to $281,000 for the six months ended June 30, 2013 from $303,000 for the six months ended June 30, 2012, reflecting the lower market interest rate environment.

Net Interest Income.  Net interest income increased $295,000, or 7.0%, to $4.5 million for the six months ended June 30, 2013 from $4.2 million for the six months ended June 30, 2012.  The increase reflected an increase in interest rate spread to 3.64% for the six months ended June 30, 2013 from 3.51% for the six months ended June 30, 2012, and an increase in net interest margin to 3.74% for the six months ended June 30, 2013 from 3.61% for six months ended June 30, 2012.  The increase in interest rate spread and net interest margin was the result of an increase in interest earning assets to interest bearing liabilities and rapid repricing of our interest-bearing liabilities in the ratio of our declining interest rate environment compared to interest-earning assets.

Provision for Loan Losses.  A provision for loan losses of $505,000 was recorded for the six months ended June 30, 2013 and $510,000 for the six months ended June 30, 2012.  The allowance for loan losses was $2.0 million, or 1.22% of total loans, at June 30, 2013, compared to $2.0 million, or 1.26% of total loans, at June 30, 2012.  Total nonperforming loans were $3.3 million at June 30, 2013, compared with $2.7 million at June 30, 2012.

The allowance for loan losses as a percentage of non-performing loans decreased to 61.65% at June 30, 2013 from 73.94% at June 30, 2012.  The increase in non-performing loans was due to a single commercial credit previously identified as impaired and provided with a specific reserve allocated in the allowance for loan losses that has now been placed on non-accrual.  This commercial credit was previously, and remains, current with terms of the loan agreement.  It was determined that no additional provision is required.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2013 and 2012.

Noninterest Income.  Noninterest income decreased $37,000, or 5.5%, to $641,000 for the six months ended June 30, 2013 from $678,000 for the six months ended June 30, 2012.  The decrease was primarily due to an increase in fee income offset by increased losses on sale of other assets.  Gain on sale of loans decreased $17,000 to $184,000 for the six months ended June 30, 2013 from $201,000 for the six months ended June 30, 2012.  We recorded a loss on other assets of $62,000 during the six months ended 2013 as compared to a loss of $23,000 recorded during the same period in 2012.  The loss recorded during the six months ended June 30, 2013 was primarily related to losses or adjustments on other real estate owned.

Noninterest Expense. Noninterest expense decreased $446,000, or 10.6%, to $3.8 million for the six months ended June 30, 2013 from $4.2 million for the six months ended June 30, 2012.  The decrease was primarily from our contribution to the West End Bank Charitable Foundation in the first quarter of 2012 which resulted in the recording of a one-time expense of $505,000.  Additionally, salaries and employee benefits decreased $28,000 to $2.02 million for the 2013 quarter from $2.04 million for the 2012 quarters as a result of the freezing of the defined benefit plan. Other increases include occupancy expense of $18,000; advertising of $35,000 and various miscellaneous operating expenses increased by a net of $40,000.

Income Tax Expense.  A $268,000 income tax expense was recorded for the six months ended June 30, 2013 compared to a $29,000 income tax expense for the 2012 period, reflecting income of $590,000 before income tax expense for the six months ended June 30, 2013, compared to income before income tax expense of $119,000 for the six months ended June 30, 2012.  Our effective tax rate was 31.2% for the six months ended June 30, 2013, compared to 19.4% for the six months ended June 30, 2012.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $1.1 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $14.0 million and $12.4 million for the six months ended June 30, 2013 and 2012, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $15.3 million and $6.4 million for the six months ended June 30, 2013 and 2012, respectively, resulting from our strategy of growing our public fund certificates of deposit, deposit accounts from our commercial borrowers and a general growth in all deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At June 30, 2013, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $27.5 million, or 10.9% of adjusted total assets, which is above the required level of $10.1 million, or 4%; and total risk-based capital of $29.5 million, or 17.5% of risk-weighted assets, which is above the required level of $13.5 million, or 8%.  Accordingly West End Bank, S.B. was categorized as well capitalized at June 30, 2013.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2013, we had outstanding commitments to originate loans of $14.0 million and stand-by letters of credit of $1.1 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2012 totaled $49.0 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2013 there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Registrant’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures
                Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.6	Amended and Restated Employment Agreement with John P. McBride

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: August 13, 2013	/s/ John P. McBride
John P. McBride
President and Chief Executive Officer

Date: August 13, 2013	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer
43