Form 10-Q
period 2013-09-30
West End Indiana Bancshares, Inc.
filed 2013-11-14
CIK 1523854

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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
YES ☐     NO ☒

As of November 13, 2013, there were 1,387,048 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$1,914,020	$1,867,663
Interest-bearing demand deposits	4,685,233	8,840,694
Cash and cash equivalents	6,599,253	10,708,357
Investment securities available for sale	62,370,110	60,609,524
Loans held for sale	953,741	1,301,747
Loans, net of allowance for loan losses of $2,250,820 and $2,013,088	167,309,062	159,571,336
Premises and equipment	3,605,903	3,529,277
Federal Home Loan Bank stock	1,722,100	1,722,100
Interest receivable	991,688	1,012,946
Bank-owned life insurance	5,000,528	4,888,928
Foreclosed real estate held for sale	418,854	443,150
Other assets	3,549,102	2,743,342

Total assets	$252,520,341	$246,530,707

Liabilities and Equity

Liabilities
Deposits	$196,618,873	$189,799,680
Federal Home Loan Bank advances	26,000,000	24,000,000
Interest payable	86,494	84,816
Other liabilities	985,791	1,718,446
Total liabilities	223,691,158	215,602,942

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.01 par value per share: Issued and outstanding – 1,387,048 and 1,401,008	13,870	14,010
Additional paid in capital	11,714,484	12,920,031
Retained earnings	19,284,805	18,649,758
Unearned employee stock ownership plan (ESOP)	(1,022,730)	(1,064,760)
Accumulated other comprehensive income (loss)	(1,161,246)	408,726
Total stockholders’ equity	28,829,183	30,927,765
Total liabilities and stockholders’ equity	$252,520,341	$246,530,707

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,520,059	$2,515,416	$7,431,412	$7,469,187
Investment securities	263,719	286,633	812,576	810,184
Other	16,736	18,636	49,939	64,174
Total interest income	2,800,514	2,820,685	8,293,927	8,343,545

Interest Expense
Deposits	344,120	474,818	1,077,730	1,510,291
Federal Home Loan Bank advances	136,603	129,057	417,356	432,536
Total interest expense	480,723	603,875	1,495,086	1,942,827

Net Interest Income	2,319,791	2,216,810	6,798,841	6,400,718
Provision for loan losses	446,000	340,000	951,000	850,000
Net Interest Income After Provision for Loan Losses	1,873,791	1,876,810	5,847,841	5,550,719

Other Income
Service charges on deposit accounts	154,336	142,598	428,555	397,711
Loan servicing income, net	150,101	16,574	174,666	41,512
Debit card income	65,206	54,488	185,000	162,676
Gain on sale of loans	49,334	184,634	233,590	385,999
Net realized gains on sales of available-for-sale securities (includes $0 and $57,258, $19,839 and $58,330, respectively, related to accumulated other comprehensive earnings reclassifications)	—	57,258	19,839	58,330
Gain on cash surrender value of life insurance	37,200	35,412	111,600	109,599
Gain (loss) on sale of other assets	(2,578)	(13,890)	(64,412)	(36,883)
Other income	2,358	2,931	8,004	38,839
Total other income	455,957	480,005	1,096,842	1,157,783

Other Expense
Salaries and employee benefits	1,097,322	942,528	3,111,967	2,984,749
Net occupancy	129,499	117,132	369,219	338,676
Data processing fees	74,674	82,765	244,543	250,036
Professional fees	108,381	103,741	329,650	335,512
Advertising	61,337	61,767	177,149	141,882
ATM charges	52,514	44,702	138,327	167,109
Postage and courier	40,793	44,165	132,506	130,684
FDIC insurance premiums	54,000	49,337	143,401	144,117
Donation to establish the West End Bank Charitable Foundation	—	—	—	505,000
Other expenses	327,061	365,362	1,055,469	1,017,181
Total other expenses	1,945,581	1,811,499	5,702,231	6,014,946

Income Before Income Tax	384,167	545,316	1,242,452	693,555
Income tax expense (includes $0 and $22,680, $7,858 and $23,105, respectively, related to income tax expense from reclassification items)	107,890	238,840	375,950	267,611

Net Income	$276,277	$306,476	$866,502	$425,944

Earnings Per Share
Basic	$0.21	$0.24	$0.67	$0.34
Diluted	0.21	0.24	0.67	0.34
Dividends Per Share	0.06	N/A	0.18	N/A

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$276,277	$306,476	$866,502	$425,944
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $(98,863) and $164,016, $(1,021,460) and $275,764	(150,790)	250,151	(1,557,991)	420,592
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0 and $22,680, $7,858 and $23,105	—	34,578	11,981	35,225
	(150,790)	215,573	(1,569,972)	385,367
Comprehensive income (loss)	$125,487	$522,049	$(703,470)	$811,311

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating Activities
Net income	$866,502	$425,944
Items not requiring (providing) cash
Provision for loan losses	951,000	850,000
Depreciation and amortization	174,220	169,205
Investment securities amortization, net	832,229	762,592
Investment securities gains	(19,839)	(58,330)
Loss (gain) on sale of other assets	—	36,883
Loan originated for sale	(7,006,204)	(12,696,636)
Proceeds on loan sold	7,461,463	12,624,412
Gain on loans sold	(233,590)	(385,999)
Contribution of common stock to West End Bank Charitable Foundation	—	380,000
Net change in
Interest receivable	21,258	(14,903)
Interest payable	1,678	(11,305)
Cash surrender value of life insurance	(111,600)	(109,599)
Prepaid FDIC insurance	—	133,454
Other adjustments	(185,502)	698,720
Net cash provided by operating activities	2,751,615	2,804,438

Investing Activities
Purchases of securities available for sale	(15,230,736)	(32,690,906)
Proceeds from maturities of securities available for sale	9,587,129	10,582,499
Proceeds from sales of securities available for sale	471,527	9,963,233
Net change in loans	(8,776,289)	(2,867,879)
Purchase of premises and equipment	(250,846)	(87,176)
Proceeds from sale of foreclosed real estate	147,723	192,304
Other investing activities	—	(1,850)
Net cash used in investing activities	(14,051,492)	(14,909,775)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	635,123	10,628,925
Net change in certificates of deposit	6,184,070	(1,817,232)
Repurchased shares	(1,319,209)	—
Repayment of FHLB advances	(11,500,000)	(3,000,000)
Proceeds from FHLB advances	13,500,000	—
Proceeds from stock conversion	—	463,666
Cash dividends	(309,211)	—
Net cash provided by financing activities	7,190,773	6,275,359

Net Change in Cash and Cash Equivalents	(4,109,104)	(5,829,978)

Cash and Cash Equivalents, Beginning of Period	10,708,357	22,734,455

Cash and Cash Equivalents, End of Period	$6,599,253	$16,904,477

Additional Cash Flows Information
Interest paid	$1,493,409	$1,954,132
Income taxes paid	830,000	124,000
Real estate acquired in settlement of loans	545,981	261,611
Sale and financing of foreclosed real estate	395,273	132,226
Release of stock conversion escrow to equity, net	—	10,952,861

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2013

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares		Total Stockholders’ Equity
	(Unaudited)
Balances at January 1, 2013	1,401,008	$14,010	$12,920,031	$18,649,758	$(1,064,760)	$408,726	$30,927,765
Net income	—	—	—	866,502	—	—	866,502
Other comprehensive loss	—	—	—	—	—	(1,569,972)	(1,569,972)
ESOP shares earned	—	—	32,522	—	42,030	—	74,552
Restricted Shares Issued	56,040	560	(560)	—	—	—	—
Stock Based Compensation Expense	—	—	81,000	—	—	—	81,000
Shares Repurchased	(70,000)	(700)	(1,318,509)	—	—	—	(1,319,209)
Cash dividends ($0.18 per share)	—	—	—	(231,455)	—	—	(231,455)
Balances at September 30, 2013	1,387,048	$13,870	$11,714,484	$19,284,805	$(1,022,730)	$(1,161,246)	$28,829,183

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

The Bank provides financial services to individuals, families and businesses through its four banking offices located in the Indiana counties of Union and Wayne and limited service branches located in the elementary school and high school in Richmond, Indiana at which the Bank offers more limited banking services and at which it provides banking seminars to students who assist in the branch operations.  Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four- family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans.  We also purchase investment securities consisting primarily of SBA loan pools, municipal bonds, and mortgage-backed securities.

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

As set forth above, in connection with the Conversion, the Bank established and funded the Foundation with 38,000 shares of the Company’s common stock and $125,000 in cash.  This contribution resulted in recognition of expense in the quarter ended June 30, 2012 based on the $10 per share offering price.  The Foundation supports charitable causes and community development activities in the Bank’s areas of operations.

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

NOTE 2:  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2012.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and nine-month periods ended September 30, 2013, are not necessarily indicative of the results which may be expected for the entire year.  The consolidated condensed balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3:  Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	September 30, 2013 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)

Available for sale
Municipal bonds	$16,268	$4	$(1,248)	$15,024
SBA loan pools	3,142	14	(7)	3,149
Mortgage-backed securities - GSE residential	44,883	186	(872)	44,197

Total available for sale	$64,293	$204	$(2,127)	$62,370

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)

Available for sale
Municipal Bonds	$12,978	$264	$(61)	$13,181
SBA loan pools	3,569	151	—	3,720
Mortgage-backed securities – GSE residential	43,386	491	(168)	43,709

Total available for sale	$59,933	$906	$(229)	$60,610

The amortized cost and fair value of securities available for sale at September 30, 2013 (unaudited) and December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013 (Unaudited)		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

One to five years	$—	$—	$—	$—
Five to ten years	3,913	3,801	3,340	3,407
After ten years	12,355	11,223	9,638	9,774
	16,268	15,024	12,978	13,181
SBA loan pools	3,142	3,149	3,569	3,720
Mortgage-backed securities - GSE residential	44,883	44,197	43,386	43,709

Totals	$64,293	$62,370	$59,933	$60,610

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $431,000 at September 30, 2013 (unaudited).  Securities pledged at December 31, 2012 were $546,000.

Activities related to the sales of securities available for sale for the three and nine months ended September 30, 2013 (unaudited) and 2012 (unaudited) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)

Proceeds from sales of available-for sale securities	$—	$9,182	$472	$9,963
Gross gains on sales	—	73	20	74
Gross losses on sales	—	16	—	16

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2013 (unaudited) and December 31, 2012 was $50,806,000 and $17,887,000, which is approximately 82% and 34% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at September 30, 2013 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

Available-for-sale securities
Municipal bonds	$13,376	$(1,138)	$869	$(110)	$14,245	$(1,248)
SBA pools	1,446	(7)	—	—	1,446	(7)
Mortgage-backed securities - GSE residential	29,412	(729)	5,703	(143)	35,115	(872)

	$44,234	$(1,874)	$6,572	$(253)	$50,806	$(2,127)

Securities with unrealized losses at December 31, 2012 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

Available-for-sale securities
Municipal	$3,377	$(61)	$—	$—	$3,377	$(61)
Mortgage-backed securities - GSE residential	14,510	(168)	—	—	14,510	(168)

	$17,887	$(229)	$—	$—	$17,887	$(229)

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

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

Categories of loans include:

	(Unaudited)
	September 30,	December 31,
	2013	2012
	(In Thousands)

Commercial	$8,879	$8,505
Real estate loans
Residential	59,652	56,145
Commercial and multi-family	34,254	34,048
Construction	1,695	2,483
Second mortgages and equity lines of credit	4,154	4,114
Consumer loans
Indirect	49,842	46,930
Other	11,202	9,464
	169,678	161,689
Less
Net deferred loan fees, premiums and discounts	118	105
Allowance for loan losses	2,251	2,013

Total loans	$167,309	$159,571

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2013 (unaudited) and 2012 (unaudited).

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2013
Balance, beginning of period	$59	$486	$816	$8	$36	$635	$2,040
Provision for losses	(2)	103	206	(6)	4	141	446
Recoveries on loans	—	1	—	—	—	16	17
Loans charged off	—	(104)	—	—	(4)	(144)	(252)

Balance, end of period	$57	$486	$1,022	$2	$36	$648	$2,251

Nine Months Ended September 30, 2013:
Balance, beginning of period	$54	$542	$829	$4	$32	$552	$2,013
Provision for losses	3	135	261	(2)	19	535	951
Recoveries on loans	—	4	—	—	—	49	53
Loans charged off	—	(195)	(68)	—	(15)	(488)	(766)

Balance, end of period	$57	$486	$1,022	$2	$36	$648	$2,251

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2012:
Balance, beginning of period	$130	$647	$624	$3	$36	$560	$2,000
Provision for losses	(6)	98	112	(2)	(12)	150	340
Recoveries on loans	—	1	—	—	5	17	23
Loans charged off	—	(168)	(144)	—	—	(192)	(504)

Balance, end of period	$124	$578	$592	$1	$29	$535	$1,859

Nine Months Ended September 30, 2012:
Balance, beginning of period	$145	$642	$593	$4	$29	$491	$1,904
Provision for losses	31	208	143	(3)	15	456	850
Recoveries on loans	—	2	—	—	7	43	52
Loans charged off	(52)	(274)	(144)	—	(22)	(455)	(947)

Balance, end of period	$124	$578	$592	$1	$29	$535	$1,859

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2013 (unaudited) and December 31, 2012:

	(Unaudited)
	September 30, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$57	$486	$1,022	$2	$36	$648	$2,251
Individually evaluated for impairment	—	—	837	—	—	—	837
Collectivity evaluated for impairment	57	486	185	2	36	648	1,414

Loans:
Ending balance	8,879	59,652	34,254	1,695	4,154	61,044	169,678
Individually evaluated for impairment	—	—	4,298	—	—	—	4,298
Collectivity evaluated for impairment	8,879	59,652	29,956	1,695	4,154	61,044	165,380

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$54	$542	$829	$4	$32	$552	$2,013
Individually evaluated for impairment	—	30	645	—	—	—	675
Collectivity evaluated for impairment	54	512	184	4	32	552	1,338

Loans:
Ending balance	8,505	56,145	34,048	2,483	4,114	56,394	161,689
Individually evaluated for impairment	—	39	4,396	—	—	—	4,435
Collectivity evaluated for impairment	8,505	56,106	29,652	2,483	4,114	56,394	157,254

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2013 (unaudited) and December 31, 2012:

	(Unaudited)
	September 30, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$8,490	$59,072	$27,115	$1,695	$3,846	$61,044	$161,262
Watch	—	580	1,859	—	—	—	2,439
Special Mention	—	—	982	—	308	—	1,290
Substandard	389	—	4,298	—	—	—	4,687
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$8,879	$59,652	$34,254	$1,695	$4,154	$61,044	$169,678

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$7,990	$55,624	$28,365	$2,483	$4,023	$56,394	$154,879
Watch	75	482	177	—	—	—	734
Special Mention	—	—	1,104	—	91	—	1,195
Substandard	440	39	4,402	—	—	—	4,881
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$8,505	$56,145	$34,048	$2,483	$4,114	$56,394	$161,689

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

The following table presents the Bank’s loan portfolio aging analysis as of September 30, 2013 (unaudited) and December 31, 2012:

	(Unaudited)
	September 30, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$—	$203	$—	$—	$—	$852	$1,055
60-89 days past due	—	282	—	—	25	274	581
Greater than 90 days and accruing	—	152	—	—	3	577	732
Nonaccrual	—	757	2,023	—	—	—	2,780
Total past due and nonaccrual	—	1,394	2,023	—	28	1,703	5,148
Current	8,879	58,258	32,231	1,695	4,126	59,341	164,530

Total	$8,879	$59,652	$34,254	$1,695	$4,154	$61,044	$169,678

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$—	$188	$—	$—	$55	$1,041	$1,284
60-89 days past due	—	111	—	—	29	416	556
Greater than 90 days and accruing	—	343	—	—	11	607	961
Nonaccrual	—	1,121	521	—	—	—	1,642
Total past due and nonaccrual	—	1,763	521	—	95	2,064	4,443
Current	8,505	54,382	33,527	2,483	4,019	54,330	157,246

Total	$8,505	$56,145	$34,048	$2,483	$4,114	$56,394	$161,689

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2013 (unaudited) and December 31, 2012:

	(Unaudited)
	September 30, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Impaired loans without a specific allowance:
Recorded investment	$—	$—	$450	$—	$—	$—	$450
Unpaid principal balance	—	—	594	—	—	—	594

Impaired loans with a specific allowance:
Recorded investment	—	—	3,848	—	—	—	3,848
Unpaid principal balance	—	—	3,848	—	—	—	3,848
Specific allowance	—	—	837	—	—	—	837

Total impaired loans:
Recorded investment	—	—	4,298	—	—	—	4,298
Unpaid principal balance	—	—	4,442	—	—	—	4,442
Specific allowance	—	—	837	—	—	—	837

	December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Impaired loans without a specific allowance:
Recorded investment	$—	$—	$450	$—	$—	$—	$450
Unpaid principal balance	—	—	594	—	—	—	594

Impaired loans with a specific allowance:
Recorded investment	—	39	3,946	—	—	—	3,985
Unpaid principal balance	—	39	3,946	—	—	—	3,985
Specific allowance	—	30	645	—	—	—	675

Total impaired loans:
Recorded investment	—	39	4,396	—	—	—	4,435
Unpaid principal balance	—	39	4,540	—	—	—	4,579
Specific allowance	—	30	645	—	—	—	675

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 (unaudited) and 2012 (unaudited):

(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Three Months Ended September 30, 2013:

Total impaired loan:
Average recorded investment	$—	$—	$4,306	$—	$—	$—	$4,306
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Nine Months Ended September 30, 2013:

Total impaired loan:
Average recorded investment	$—	$—	$4,350	$—	$—	$—	$4,350
Interest income recognized	—	—	126	—	—	—	126
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Three Months Ended September 30, 2012:

Total impaired loan:
Average recorded investment	$—	$44	$2,835	$—	$—	$—	$2,879
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Nine Months Ended September 30, 2012:

Total impaired loan:
Average recorded investment	$12	$122	$2,852	$—	$—	$—	$2,986
Interest income recognized	—	—	95	—	—	—	95
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

During the three and nine months ended September 30, 2013 (unaudited) and 2012 (unaudited), there were no new restructurings classified as TDRs.  No loans restructured during the last twelve months defaulted during the three and nine months ended September 30, 2013 (unaudited) and 2012 (unaudited).

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities.  At September 30, 2013 (unaudited) and December 31, 2012, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department.  The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis.  The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

		(Unaudited)
		September 30, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available-for-sale securities:
Municipal bonds	$15,024	$—	$15,024	$—
SBA loan pools	3,149	—	3,149	—
Mortgage-backed securities - GSE residential	44,197	—	44,197	—
Mortgage-servicing rights	617	—	—	617

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available-for-sale securities:
Municipal bonds	$13,181	$—	$13,181	$—
SBA loan pools	3,720	—	3,720	—
Mortgage-backed securities - GSE residential	43,709	—	43,709	—
Mortgage-servicing rights	497	—	—	497

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited)
	Mortgage-Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(In Thousands)

Balances, beginning of period	$500	$443	$497	$440
Total unrealized gains (losses) included in net income	127	18	124	10
Additions (rights recorded on sale of loans)	6	42	63	90
Settlements (payments)	(16)	(38)	(67)	(75)

Balances, end of period	$617	$465	$617	$465

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		(Unaudited)
		September 30, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$1,678	$—	$—	$1,678

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$3,760	$—	$—	$3,760

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$1,678	Comparative sales based on independent appraisals	Marketability Discount	20.0% - 30.0% (20.0%)
Mortgage-servicing rights	$617	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.6% - 6.6% (6.3%) 7.2% - 12.1% (11.3%) 3.5 - 4.2 (4.0)

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$3,760	Comparative sales based on independent appraisals	Marketability Discount	20.0% - 30.0% (20.0%)
Mortgage-servicing rights	$497	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	4.8% -5.4% (5.25%) 12.6% - 20.7% (18.8%) 3.0-3.7 (3.2)

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

Loans Held for Sale

Loans held for sale are based on current market prices

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2013 (unaudited) and December 31, 2012.

	(Unaudited) September 30, 2013
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$6,599	$6,599	$––	$––
Available-for-sale securities	62,370	––	62,370	––
Loan held for sale	954	––	954	––
Loans, net	167,309	––	––	169,530
Federal Home Loan Bank stock	1,722	––	1,722	––
Interest receivable	992	––	992	––
Mortgage servicing rights	617	––	––	617

Financial liabilities
Deposits	196,619	97,105	100,037	––
Federal Home Loan Bank advances	26,000	—	25,986	––
Interest payable	86	––	86	––

	December 31, 2012
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Financial assets
Cash and cash equivalents	$10,708	$10,708	$—	$—
Available-for-sale securities	60,610	—	60,610	—
Loan held for sale	1,302	—	1,302	—
Loans, net	159,571	—	—	164,820
Federal Home Loan Bank stock	1,722	—	1,722	—
Interest receivable	1,013	—	1,013	—
Mortgage servicing rights	497	—	—	497

Financial liabilities
Deposits	189,800	96,470	94,131	—
Federal Home Loan Bank advances	24,000	—	24,416	—
Interest payable	85	—	85	—

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

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items that are not required under U.S. GAAP to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

The Update clarifies that ordinary trade receivables and payables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement.

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

	(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net Income	$276	$306	$867	$426
Allocated to participating securities	(12)	—	(15)	—
Net income allocated to common stockholders	$264	$306	$852	$426

Weighted average common shares outstanding, gross	1,405,795	1,401,008	1,402,470	1,354,989
Less: Average unearned ESOP shares and participating securities	(159,237)	(108,801)	(125,738)	(106,512)
Weighted average common shares outstanding, net	1,246,558	1,292,207	1,276,732	1,248,477
Effect of diluted based awards	—	—	—	—
Weighted average shares and common stock equivalents	1,246,558	1,292,207	1,276,732	1,248,477

Income per common share:
Basic	$0.21	$0.24	$0.67	$0.34
Diluted	$0.21	$0.24	$0.67	$0.34

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	125,300	N/A	125,300	N/A

NOTE 9:  Reclassifications

Certain reclassifications have been made to the 2012 condensed consolidated financial statements to conform to the September 30, 2013 presentation.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares.  The maximum number of shares authorized under the plan is 196,140.  Total share-based compensation expense for the three and nine months ended September 30, 2013 was $71,000 and $81,000.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2013	—	—	—
Granted	125,300	$18.75	10.0
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at September 30, 2013	125,300	$18.75	9.7

Stock options of 125,300 were granted on June 19, 2013.  No stock options were granted in the first and third quarters of 2013.

As of September 30, 2013, the Company had $336,000 of unrecognized compensation expense related to stock options.  The cost of stock options will be amortized in monthly installments over the five-year vesting period.  There were no exercisable options vested in the three or nine months ended September 30, 2013.  Stock option expense for the three and nine months ended September 30, 2013 was $18,000 and $21,000.  The aggregate grant date fair value of the stock options was $357,000.  The total intrinsic value of options as of September 30, 2013 was $44,000.

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula.  The following assumptions were used in the formula:

Expected volatility	13.67%
Risk-free interest rate	1.86%
Expected dividend yield	1.28%
Expected life (in years)	7.5
Exercise price for the stock options	$ 18.75

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2013	—	—
Granted	56,040	$18.75
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2013	56,040	$18.75

Restricted stock awards of 56,040 were granted on June 19, 2013.  No restricted stock awards were granted during the first quarter of 2013.

As of September 30, 2013, the Company had $990,000 of unrecognized compensation expense related to restricted stock awards.  The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period.  Restricted stock expense for the three and nine months ended September 30, 2013 was $53,000 and $60,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10- Q.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets increased $6.0 million, or 2.4%, to $252.5 million at September 30, 2013 from $246.5 million at December 31, 2012.  The increase was primarily the result of an increase in investment securities available for sale of $1.8 million; in net loans, including loans held for sale of $7.4 million; and $1.0 million in all other assets. These increases were partially offset as total cash and cash equivalents decreased $4.1 million, from $10.7 million to $6.6 million.

Total cash and cash equivalents decreased $4.1 million, or 38.3%, to $6.6 million at September 30, 2013 from $10.7 million at December 31, 2012.  The decrease in total cash and cash equivalents reflected funding of investment and loan activity and liquidity management.

Securities classified as available for sale increased $1.8 million, or 2.9%, to $62.4 million at September 30, 2013 from $60.6 million at December 31, 2012.  Low-cost funding comprised of public funds and FHLB advances were utilized to purchase securities with matching maturities and allowing for a greater than 1% margin with minimal associated overhead.  At September 30, 2013, securities classified as available for sale consisted of mortgage-backed securities, municipal obligations, and SBA loans.

Net loans, including loans held for sale, increased $7.4 million, or 4.6%, to $168.3 million at September 30, 2013 from $160.9 million at December 31, 2012 due to increases in real estate loans of $3.5 million and consumer loans of $4.7 million.  These increases were offset by a decrease in construction loans of $800,000, or 32.0%, to $1.7 million at September 30, 2013 from $2.5 million at December 31, 2012.  Total non-performing loans increased to $3.5 million at September 30, 2013 from $2.6 million at December 31, 2012.

Deposits increased $6.8 million, or 3.6%, to $196.6 million at September 30, 2013 from $189.8 million at December 31, 2012.  The increase was a result of acquisitions of local public fund certificates of deposit which were invested in short-term securities held for sale and used to fund loan growth.

Borrowings, consisting entirely of Federal Home Loan Bank advances, increased $2.0 million or 8.3%, to $26.0 million at September 30, 2013 from $24.0 million at December 31, 2012, as management employed asset and liability strategies to match funding terms with securities purchases and to fund loan growth.

Total equity decreased to $28.8 million at September 30, 2013 from $30.9 million at December 31, 2012, based on net income for the 2013 year to date of $867,000 offset by a decrease in other accumulated comprehensive income of $1.6 million, stock repurchases of $1.3 million and year to date dividends of $321,000.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General.  We recorded net income of $276,000 for the quarter ended September 30, 2013 compared to net income of $306,000 for the quarter ended September 30, 2012.  Although our net interest income after provision remained relatively flat quarter to quarter, the decrease in net income resulted primarily from a decrease of $24,000 in total other income and an increase of $134,000 in total other expense.

Interest and Dividend Income.  Interest and dividend income decreased $20,000, or 0.71%, to $2.80 million for the quarter ended September 30, 2013 from $2.82 million for the quarter ended September 30, 2012.  The average balance of total interest-earning assets increased $9.9 million, or 4.2%, to $243.3 million for the quarter ended September 30, 2013 from $233.5 million for the quarter ended September 30, 2012. Increases were in securities available for sale which increased $7.2 million, or 12.3% to $65.7 million from quarter ended September 30, 2013 from $58.4 million from prior year quarter.  Loans increased $8.5 million, or 5.3% to $169.5 million for the quarter ended September 30, 2013 from $161.0 million for the quarter ended September 30, 2012.  Other interest-earning assets decreased $5.8 million, or 41.4% to $8.2 million for the quarter ended September 30, 2013 from $14.0 million for the quarter ended September 30, 2012, offsetting the increase in average balances, the average yield on interest-earning assets decreased 28 basis points to 4.57% for the 2013 period from 4.85% for the 2012 period.

Interest income on loans increased $5,000, or 0.20%, to $2.52 million for the quarter ended September 30, 2013 from $2.52 million for the quarter ended September 30, 2012, as the increase in the average balance of loans was more than offset by a decrease in the average yield on our loans.  The average balance of net loans increased $8.5 million, or 5.3%, to $169.5 million for the quarter ended September 30, 2013 from $161.0 million for the quarter ended September 30, 2012. However, the average yield on our loan portfolio decreased 36 basis points to 5.90% for the quarter ended September 30, 2013 from 6.26% for the quarter ended September 30, 2012, reflecting the lower market interest rate environment.

Interest income on investment securities decreased $23,000 to $264,000 for the 2013 quarter from $287,000 for the 2012 quarter.  The average balance of our securities available for sale increased $7.2 million, or 12.3%, to $65.7 million for the quarter ended September 30, 2013 from $58.4 million for the quarter ended September 30, 2012. Funds from cash equivalents, non-interest bearing deposits and FHLB advances were used to purchase these securities. The average yield on our securities portfolio decreased 37 basis points, to 1.60% for the quarter ended September 30, 2013 from 1.97% for the quarter ended September 30, 2012.  Purchased instruments primarily included short-term mortgage-backed securities.

Interest Expense.  Interest expense decreased $123,000, or 20.4%, to $481,000 for the quarter ended September 30, 2013 from $604,000 for the quarter ended September 30, 2012. This reflected a decrease of 30 basis points in rates paid on deposit accounts, to 0.74% for the quarter ended September 30, 2013, from 1.04% for the quarter ended September 30, 2012. The average balance of interest-bearing deposits increased $1.9 million, or 1.0%, to $184.7 million for the quarter ended September 30, 2013 from $182.8 million for the quarter ended September 30, 2012. The average balance of interest-bearing checking accounts increased $600,000 and certificates of deposits increased $1.2 million. Additionally, non-interest bearing checking accounts increased $2.1 million.  Total average balance deposits increased $4.1 million to $198.3 million for the quarter ended September 30, 2013 from $194.2 million for the quarter ended September 30, 2012.

The average balance of our money market accounts remained at $41.7 million, for the quarters ended September 30, 2013 and 2012. There was a decrease of 13 basis points on the average rate paid on money market accounts changing to 0.38% in the 2013 quarter from 0.51% in 2012.  In addition, the interest expense on our money market accounts declined from $53,000 to $40,000.   Interest expense on our certificates of deposit decreased $108,000, or 27.1%, to $291,000 for the quarter ended September 30, 2013 from $399,000 for the 2012 period as a result of a 47 basis point decrease in the average rate paid on these deposits to 1.15% for the 2013 period from 1.62% for the 2012 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $7,000, or 5.4%, to $136,000 for the quarter ended September 30, 2013 from $129,000 for the quarter ended September 30, 2012 as the average balance increased $2.0 million for the current period.

Net Interest Income.  Net interest income increased $103,000, or 4.6%, to $2.32 million for the quarter ended September 30, 2013 from $2.22 million for the quarter ended September 30, 2012,  as our net interest rate spread decreased to 3.67% from 3.69%, and our net interest margin increased to 3.82% from 3.80%.  The increase of net interest margin resulted from the increase in our average interest earning assets to our interest bearing liabilities to 115.33% for the 2013 quarter from 112.24% for the 2012 quarter while managing rates to enhance the net margin.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $446,000 for the quarter ended September 30, 2013 compared to $340,000 for the quarter ended September 30, 2012.  At September 30, 2013, non-performing loans including troubled debt restructurings, totaled $3.5 million, or 2.0% of total loans, as compared to $2.8 million, or 1.8% of total loans, at September 30, 2012.  The allowance for loan losses to total loans increased to 1.33% at September 30, 2013 from 1.18% at September 30, 2012.

The allowance for loan losses as a percentage of non-performing loans decreased to 64.09% at September 30, 2013 from 66.87% at September 30, 2012. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2013 and 2012.

Other Income.  Other income decreased $24,000, or 5.0%, to $456,000 for the quarter ended September 30, 2013 from $480,000 for the quarter ended September 30, 2012.  The decrease was primarily due to the decrease in gain on sale of loans.  Gain on sale of loans decreased $135,000 to $49,000 for the quarter ended September 30, 2013 as compared to $184,000 for the quarter ended September 30, 2012 due to the determination that for asset liability management it was more advantageous to hold newly originated 1-4 family fixed rate mortgages in the Bank’s portfolio than to sell them. Additionally, there was a decrease of $57,000 in the gain of available for sale securities, as no securities were sold in the 2013 quarter. The decreases were offset by increases in service charges on deposits of $12,000; debit card income of $11,000; and loan servicing income, net of $134,000. Loan servicing income, net increased $134,000 to $150,000 for the quarter ended September 30, 2013 from $16,000 for the quarter ended September 30, 2012, based on the mortgage servicing rights valuation.

Other Expense. Other expense increased $134,000, or 7.4%, to $1.9 million for the quarter ended September 30, 2013 from $1.8 million for the quarter ended September 30, 2012.  Notable changes included an increase in salaries and employee benefits of $155,000 and a net increase in all other expenses of $22,000.  Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums and contribution to the ESOP and stock awards and incentives. Net occupancy expenses increased $12,000 due to normal maintenance on facilities.  Other expenses decreased $38,000 due to several smaller decreases in a number of expense categories.

Income Tax Expense.  We recorded $108,000 in income tax expense for the quarter ended September 30, 2013 compared to $239,000 in income tax expense for the 2012 period, reflecting income of $384,000 before income tax expense during the 2013 quarter versus income before income tax expense of $545,000 for the quarter ended September 30, 2012.  Our effective tax rate was 28.1% for the quarter ended September 30, 2013 compared to 43.8% for the quarter ended September 30, 2012 as we implemented our tax strategy to purchase more municipal bonds, generating non-taxable income.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General.  Net income increased to $867,000 for the nine months ended September 30, 2013 from $426,000 for the nine months ended September 30, 2012.  The increase in net income was primarily due to a decrease in non-interest expense as there was a one-time expenditure of $505,000 during the 2012 period to establish the West End Bank Charitable Foundation.

Interest and Dividend Income.  Interest and dividend income decreased $50,000, or 0.60%, to $8.29 million for the nine months ended September 30, 2013 from $8.34 million for the nine months ended September 30, 2013.  The average balance of total interest-earning assets increased $8.6 million, or 3.7%, to $240.6 million for the nine months ended September 30, 2013 from $232.0 million for the nine months ended September 30, 2012.  The increase in total interest-earning assets was offset by a 20 basis point decrease in the average yield on interest-earning assets to 4.61% for the 2013 period from 4.81% for the 2012 period, as a result of generally declining market interest rates.

Interest income and fees on loans decreased $38,000, or 0.51%, to $7.4 million for the nine months ended September 30, 2013 from $7.5 million for the nine months ended September 30, 2012, as the increase in the average balance of loans was more than offset by a decrease in the average yield on loans.  The average balance of loans increased $7.3 million, or 4.6%, to $165.4 million for the nine months ended September 30, 2013 from $158.1 million for the nine months ended September 30, 2012. However, the average yield on the loan portfolio decreased 31 basis points to 6.01% for the nine months ended September 30, 2013 from 6.32% for the six months ended September 30, 2012, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock, decreased $11,000, or 1.26%, to $863,000 for the nine months ended September 30, 2013 from $874,000 for the nine months ended September 30, 2012.  The decrease resulted primarily from a decrease in the other interest-bearing accounts which decreased $14,000, or 21.9% to $50,000 for the nine months ended September 30, 2013 from $64,000 for the nine months ended September 30, 2012.  The average balance of securities available for sale, increased $13.5 million, or 25.7%, to $66.1 million for the nine months ended September 30, 2013 from $52.5 million for the 2012 period, as funds from deposits were deployed to purchase these securities. The average yield on the securities portfolio decreased to 1.65% for the nine months ended September 30, 2013 from 2.06% for the nine months ended September 30, 2012 reflecting lower market rates.

Interest Expense.  Interest expense decreased $448,000, or 23.1%, to $1.5 million for the nine months ended September 30, 2013 from $1.9 million for the nine months ended September 30, 2012, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits.  Interest expense decreases included certificates of deposits of $339,000, core deposits of $93,000 and Federal Home Loan Bank advances of $16,000.  The average rate we paid on deposits decreased 29 basis points to 0.80% for the nine months ended September 30, 2013 from 1.09% for the nine months ended September 30, 2012, as deposits repriced downward in the declining interest rate environment.  The average balance of interest-bearing deposits decreased $4.4 million, or 2.4%, to $180.3 million for the nine months ended September 30, 2013 from $184.7 million for the nine months ended September 30, 2012.  The decrease in the average balance of our deposits resulted from increases in non-interest bearing and interest bearing checking and money market accounts offset by decreases in certificates of deposit and savings accounts.

           The average balance of our money market accounts increased $2.8 million, or 7.3%, to $40.9 million for the nine months ended September 30, 2013 from $38.1 million for the nine months ended September 30, 2012 as customers with maturing certificates of deposit elected to keep funds more liquid in the low rate environment.  In addition, the interest expense on our money market accounts declined from $174,000 to $125,000 due to the decrease of 20 basis points in the cost of these deposits to 0.41% for the nine months ended September 30, 2013 from 0.61% for the nine months ended September 30, 2012, reflecting lower market interest rates.

The average balance of our certificates of deposit decreased $2.8 million, or 2.8%, to $95.7 million for the nine months ended September 30, 2013 from $98.5 million for the nine months ended September 30, 2012.  The decline was strategic in allowing these certificates to roll off and as needed, replaced with core deposits or FHLB advances.  The interest expense on our certificates of deposit declined from $1.25 million to $911,000, due to lower balances and the decrease of 43 basis points in the cost of these deposits to 1.27% for the nine months ended September 2013 from 1.70% for the nine months ended September 30, 2012, which more than offset the increase in the average balances held.  Core interest-bearing deposit accounts decreased $1.6 million, or 1.9%, to $84.5 million for the 2013 period from $86.2 million for the 2012 period.

Interest expense on core deposits decreased $93,000 to $167,000 for the nine months ended September 30, 2013 from $260,000 for the six months ended September 30, 2012, reflecting lower market interest rates.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $16,000, or 3.7%, to $417,000 for the nine months ended September 30, 2013 from $433,000 for the nine months ended September 30, 2012, reflecting the lower market interest rate environment.

Net Interest Income.  Net interest income increased $399,000, or 6.2%, to $6.8 million for the nine months ended September 30, 2013 from $6.4 million for the nine months ended September 30, 2012.  The increase reflected an increase in interest rate spread to 3.65% for the 2013 period from 3.58% for the 2012 period, and an increase in net interest margin to 3.77% for the nine months ended September 30, 2013 from 3.68% for nine months ended September 30, 2012.  The increase in interest rate spread and net interest margin was the result of an increase in interest earning assets to interest bearing liabilities and rapid repricing of our interest-bearing liabilities in the ratio of our declining interest rate environment compared to interest-earning assets.

Provision for Loan Losses.  A provision for loan losses of $951,000 was recorded for the nine months ended September 30, 2013 and $850,000 for the nine months ended September 30, 2012.  The allowance for loan losses was $2.25 million, or 1.33% of total loans, at September 30, 2013, compared to $1.86 million, or 1.18% of total loans, at September 30, 2012.  Total nonperforming loans were $3.5 million at September 30, 2013, compared with $2.8 million at September 30, 2012.

The allowance for loan losses as a percentage of non-performing loans decreased to 64.09% at September 30, 2013 from 66.87% at September 30, 2012.  The increase in non-performing loans was due to a single commercial credit previously identified as impaired and provided with a specific reserve allocated in the allowance for loan losses that has now been placed on non-accrual.  This commercial credit was previously, and remains, current with terms of the loan agreement.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2013 and 2012.

Other Income.  Other income decreased $61,000, or 5.3%, to $1.1 million for the nine months ended September 30, 2013 from $1.2 million for the nine months ended September 30, 2012. The decrease was primarily due to increased losses on sale of other assets and a decrease in gain on sale of loans, offset partly by an increase in fee income of loan servicing. Gain on sale of loans decreased $152,000 to $234,000 for the nine months ended September 30, 2013 as compared to $386,000 for the same period in 2012 as we sold fewer loans in 2013 due to the rapid rate changing environment. Additionally, we recorded a loss on other assets of $64,000 during the nine months ended 2013 as compared to a loss of $37,000 recorded during the same period in 2012. Loan servicing fee income increased to $175,000 from $42,000 reflecting increases in fair market value of the related serving assets.

Other Expense. Other expense decreased $313,000, or 5.2%, to $5.7 million for the nine months ended September 30, 2013 from $6.0 million for the nine months ended September 30, 2012. The decrease resulted primarily from our contribution to the West End Bank Charitable Foundation in the first quarter of 2012 which resulted in the recording of a one-time expense of $505,000 with no corresponding expense during the 2013 period.  Additionally, salaries and employee benefits increased $127,000 to $3.1 million for the 2013 quarter from $3.0 million for the 2012 quarter.  Other increases include occupancy expense of $31,000 and advertising of $35,000.

Income Tax Expense.  A $376,000 income tax expense was recorded for the nine months ended September 30, 2013 compared to a $268,000 income tax expense for the 2012 period, reflecting income of $1.2 million before income tax expense for the nine months ended September 30, 2013, compared to income before income tax expense of $694,000 for the nine months ended September 30, 2012.  Our effective tax rate was 30.3% for the nine months ended September 30, 2013, compared to 38.6% for the nine months ended September 30, 2012 as we implemented our tax strategy to purchase more municipal bonds generating non-taxable income.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $2.8 million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $14.1 million and $15.0 million for the nine months ended September 30, 2013 and 2012, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $7.2 million and $6.3 million for the nine months ended September 30, 2013 and 2012, respectively, resulting from our strategy of growing our public fund certificates of deposit, deposit accounts from our commercial borrowers and a general growth in all deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At September 30, 2013, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $27.9 million, or 11.0% of adjusted total assets, which is above the required level of $10.1 million, or 4%; and total risk-based capital of $30.0 million, or 17.9% of risk-weighted assets, which is above the required level of $13.4 million, or 8%.  Accordingly West End Bank, S.B. was categorized as well capitalized at September 30, 2013.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2013, we had outstanding commitments to originate loans of $16.0 million and stand-by letters of credit of $1.1 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from September 30, 2013 totaled $51.0 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEST END INDIANA BANCSHARES, INC.

Date: November 14, 2013	/s/ John P. McBride
John P. McBride
President and Chief Executive Officer

Date: November 14, 2013	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

