Form 10-K
period 2013-12-31
West End Indiana Bancshares, Inc.
filed 2014-03-28
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2013.
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 28, 2013 ($18.50) was approximately $21.7 million.

As of March 28, 2014, there were 1,379,548 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

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

General

West End Indiana Bancshares, Inc.

West End Indiana Bancshares, Inc. was incorporated in the State of Maryland in June 2011 for the purpose of becoming the savings and loan holding company for West End Bank, S.B. (the “Bank”), upon consummation of the mutual to stock conversion of West End Bank, MHC, the Bank’s former mutual holding company, which occurred on January 10, 2012.  Other than owning the Bank and making a loan to the Bank’s employee stock ownership plan, the Company has engaged in no material operations to date.

As a registered savings and loan holding company, West End Indiana Bancshares, Inc. is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies.  See “Supervision and Regulation –Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies.  We currently have no understandings or agreements to acquire other financial institutions although we may determine to do so in the future.  We may also borrow funds for reinvestment in West End Bank, S.B.

West End Bank, S.B.

West End Bank, S.B. is an Indiana-chartered savings bank headquartered in Richmond, Indiana.  West End Bank, S.B. was organized in 1894 under the name West End Building and Loan Association and has operated continuously in Richmond, Indiana since its founding. We reorganized into the mutual holding company structure in 2007 by forming West End Bank, MHC; and completed our mutual to stock conversion in January 2012, thereby becoming the wholly owned subsidiary of West End Indiana Bancshares, Inc.  At December 31, 2013, we had total assets of $254.4 million, net loans of $171.4 million, total deposits of $198.4 million and equity of $28.9 million.

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

Most of the members of our current management team joined West End Bank, S.B. in 2003 and 2004 and refocused our strategy to diversify our traditional thrift focus into a more community bank-like institution with a broadened base of financial products and services while continuing to emphasize superior customer service.  While residential real estate lending has and will remain an important part of our operations, we have diversified our focus into non-residential lending, including in particular indirect automobile lending. Our consumer lending business lines and our interest rate risk strategies (such as selling most of the fixed-rate one- to four-family residential real estate loans that we originate) have allowed us to continue to grow and remain profitable despite the challenging economy and interest rate environment of recent years and increasing regulatory burden placed on all financial institutions.

Our website address is www.westendbank.com. Information on this website should not be considered a part of this annual report.

Market Area and Competition

We primarily conduct business through our main office located in Richmond, Indiana and our three branch offices in Richmond, Hagerstown and Liberty, Indiana.  Three of our offices are located in Wayne County, Indiana and our Liberty office is located in Union County, Indiana.  Richmond, Indiana is located in east/central Indiana on the Interstate 70 corridor, approximately 70 miles east of Indianapolis, Indiana and 35 miles west of Dayton, Ohio.  In addition to our four full-service locations, we also host seven additional limited service branches in select schools within Richmond Community Schools.  These student-operated branches are currently featured in all six Richmond Community Elementary Schools and are in operation once a month.  We also have a limited service branch and ATM located within Richmond High School.  This student-operated branch is available to students and faculty of RCS twice a week.

Our primary market area consists of Union and Wayne Counties, Indiana, and select parts of western Ohio with respect to commercial and multi-family real estate lending, and to a lesser extent, indirect automobile lending.  This area includes small towns and rural communities. Our market area was historically a manufacturing and agricultural-based economy.  In recent years, the economy has transitioned into a more service-oriented base, including health care, educational facilities and distribution services.   Most notable, Wayne County is home to Reid Hospital & Health Care Services and three universities; Earlham College, Indiana University East and Ivy Tech Community College.

The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support for the area economy.  The population of Wayne County decreased slightly from 68,900 in 2010 to 68,300 in 2012 (provided by Stats Indiana).  Our lack of population growth and our general market conditions may limit our ability to grow our assets and liabilities at a rapid rate. To counter this, in addition to our traditional means of advertising and marketing, we have employed advertising through social media and search engine optimization.  Additionally, our school branch initiative enhances our ability to attract smaller deposit relationships, nurture them and in turn grow our brand awareness with a younger generation of potential customers. Additionally we believe that our Business Links program highlights our ability to offer a superior suite of products, services and customer service to small and mid-sized companies in our market area.

Wayne and Union Counties’ and Indiana’s unemployment rates were 7.4%, 6.5% and 6.3% (December 2013, not seasonally adjusted), respectively, as compared to a U.S. unemployment rate of 7.4% (2013 annual average, not seasonally adjusted).  According to Stats Indiana, 2013 per capita personal incomes for Wayne and Union Counties were $33,251 and $36,722, respectively, and 2013 median household incomes for these counties were $35,220 and $44,796 compared to 2012 per capita income for the state of Indiana and the United States of $38,119 and $43,735 respectively, and 2012 median household incomes of $46,954 and $51,371, respectively.

We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large regional banks, community banks and credit unions.  As of June 30, 2013, based on the most recent available FDIC data, our market share of deposits represented 15.24% and 32.16% of FDIC-insured deposits in Wayne and Union Counties, Indiana, respectively.

Lending Activities

Our principal lending activity is originating one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, second mortgages and equity lines of credit, construction loans and commercial business loans.  In recent years, we have increased and expect to continue to increase, our indirect automobile loans and our commercial business loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and shorten asset duration.  As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which we believe differentiates us from larger commercial banks in our primary market area.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$60,960	35.06%	$56,145	34.72%	$56,868	36.44%	$58,949	38.37%	$57,254	39.36%
Commercial and multi-family	35,915	20.66	34,048	21.06	30,295	19.41	27,208	17.71	25,022	17.20
Construction	1,475	0.85	2,483	1.54	2,786	1.78	1,984	1.29	1,305	0.90
Second mortgages and equity lines of credit	4,372	2.51	4,114	2.54	4,562	2.92	4,999	3.25	5,416	3.72
Consumer loans:
Indirect	50,829	29.23	46,930	29.03	44,324	28.40	46,268	30.12	45,214	31.08
Other	11,208	6.45	9,464	5.85	8,218	5.27	6,914	4.51	5,922	4.07
Commercial business	9,114	5.24	8,505	5.26	9,017	5.78	7,302	4.75	5,333	3.67
	173,873	100.00%	161,689	100.00%	156,070	100.00%	153,624	100.00%	145,466	100.00%
Less:
Net deferred loan fees, premiums and discounts	122		105		108		115		118
Allowance for losses	2,398		2,013		1,904		1,699		1,113
Total loans	$171,353		$159,571		$154,058		$151,810		$144,235

(1)
At December 31, 2013, December 31, 2012,  December 31, 2011, December 31, 2010, and December 31, 2009 included non-owner occupied loans of $11.0 million, $11.9 million, $13.1 million, $15.1 million, and $15.1 million, respectively.

Contractual Maturities.  The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2013.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

December 31, 2013	One- to Four-Family	Second Mortgage and Lines of Credit	Commercial and Multi-Family Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$108	$509	$5,331	$1,441	$5,150	$2,509	$15,048
More than one to two years	715	90	1,336	––	337	6,045	8,523
More than two to three years	767	113	4,442	––	451	11,510	17,283
More than three to five years	3,352	1,274	6,168	––	1,761	32,269	44,824
More than five to ten years	4,846	1,784	4,585	34	543	9,082	20,874
More than ten to fifteen years	9,556	602	6,660	––	623	23	17,464
More than fifteen years	41,616	––	7,393	––	249	599	49,857
Total	$60,960	$4,372	$35,915	$1,475	$9,114	$62,037	$173,873

The following table sets forth our fixed and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$40,194	$20,658	$60,852
Commercial and multi-family	19,724	10,860	30,584
Construction	34	––	34
Second mortgages and equity lines of credit	2,050	1,813	3,863
Consumer loans	59,528	––	59,528
Commercial business	3,329	635	3,964
Total loans	$124,859	$33,966	$158,825

Loan Approval Procedures and Authority.  Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of West End Bank, S.B.’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At December 31, 2013, our largest credit relationship totaled $2.32 million and was secured primarily by accounts/notes receivable and inventory.  At December 31, 2013, this loan was performing in accordance with its repayment terms.  Our second largest relationship at this date was a $2.28 million loan secured by commercial real estate and was performing in accordance with its repayment terms at this date.

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

Our President and Chief Executive Officer has approval authority of up to $750,000 for one- to four-family residential real estate loans, commercial and multi-family loans and commercial business loans, and up to $100,000 for unsecured consumer loans. Our Executive Vice President and Chief Operating Officer has approval authority of up to $375,000 for one- to four-family residential real estate loans, commercial and multi-family loans and commercial business loans, and up to $50,000 for unsecured consumer loans.  Loans above the amounts authorized to our President and Chief Executive Officer require approval by the Loan Committee, which consists of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President and Chief Operating Officer and two outside board members, which may approve loans of up to $1,500,000. These approvals are reported at the next board meeting following approval. Aggregate credit exposure in excess of $1,500,000 must be approved by a majority of the full Board of Directors.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.  We also require flood insurance if the improved property is determined to be in a flood zone area.

One- to Four-Family Residential Real Estate Lending.  The focus of our lending program has historically been the origination of one- to four-family residential real estate loans.  At December 31, 2013, $61.0 million, or 35.1% of our total loan portfolio, consisted of loans secured by one- to four-family real estate.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans.  At December 31, 2013, 66.7% of our one- to four-family residential real estate loans were fixed-rate loans, and 33.3% of such loans were adjustable-rate loans.

At December 31, 2013, $11.0 million, or 17.7% of our total one- to four-family residential real estate loans were secured by non-owner occupied properties.  Generally, we require personal guarantees from the borrowers on these properties and will not make loans in excess of 80% loan to value on non-owner- occupied properties. However, we recognize that there is a greater credit risk inherent in non-owner- occupied properties, than in owner-occupied properties since, like commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. The amount of our non-owner-occupied one- to of our-family residential real estate loans has decreased from $15.1 million at December 31, 2009 to $11.0 million at December 31, 2013 and, subject to market conditions, we expect to continue to deemphasize these types of loans in the future.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2013 was generally $417,000 for single-family homes in our market area.  We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.”  The majority of our one- to four-family residential real estate loans are secured by properties located in our market area.

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

Commercial and Multi-Family Real Estate Lending.  Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we have sought to increase our commercial and multi-family real estate loans.  At December 31, 2013, we had $35.9 million in commercial and multi-family real estate loans, representing 20.7% of our total loan portfolio.  Subject to future economic, market and regulatory conditions, we intend to continue to focus on this kind of lending, and may increase our loan activity for these types of loans in western Ohio.

Most of our commercial and multi-family real estate loans have fixed-rate terms of up to five years with amortization terms of 25 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

Set forth below is information regarding our commercial and multi-family real estate loans at December 31, 2013.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Retail	14	$3,148
Office	14	1,689
Industrial	4	1,607
Mixed use	13	3,103
Church	13	3,944
Real estate investors/lessors	47	6,824
Student housing	5	3,390
Recreation/entertainment	4	483
Commercial development	1	2,275
Auto sales/repair	7	1,090
Restaurant/fast food	7	2,314
Hotel	3	2,488
Agriculture	1	54
Other	15	3,506
Total	148	$35,915

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

Indirect Consumer Lending.  As part of our effort to enhance our net interest margin and the interest rate risk sensitivity of our loan portfolio, we originate indirect automobile loans, including on a very limited basis, recreational vehicle and boat loans.  We have been in the business of providing indirect automobile loans since 2004.  Indirect consumer loans totaled $50.8 million at December 31, 2013, or 29.2% of our total loan portfolio.

We acquire and underwrite our indirect automobile loans from approximately 25 dealers located primarily in our market area under a tiered-rate structure providing for a dealer reserve premium.  The aggregate principal balance of our automobile loan portfolio as of December 31, 2013 was secured primarily by late-model used automobiles.  The weighted average original term to maturity of our automobile loan portfolio at December 31, 2013 was 5 years and 1 month.

At December 31, 2013 the average credit score for borrowers of our indirect loans that were originated since May 2008 was 671, and the weighted average rate of these loans was 7.38%.  At December 31, 2013, $17.3 million, or 34.1% of our total indirect loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a less credit-worthy borrower).

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

Direct Consumer Lending.  Our direct consumer loans, including unsecured loans, totaled $11.2 million or 6.4% of our total loan portfolio, at December 31, 2013 and consisted principally of loans secured by a wide variety of collateral, including certificates of deposit and marketable securities.  Unsecured consumer loans included in the above amount totaled $234,000 or 0.13% of our total loan portfolio.  These loans have either a fixed-rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime rate of interest as reported in The Wall Street Journal.

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

At December 31, 2013, the average loan balance of our outstanding home equity lines of credit was $16,000 and the largest outstanding balance of any such loan was $76,000.  This loan was performing in accordance with its repayment terms at December 31, 2013.

We have deemphasized second mortgage loans and home equity lines of credit during the past three years and do not expect to emphasize this type of lending in the current economic environment.

Construction Lending.  At December 31, 2013, we had $1.5 million, or 0.85% of our total loan portfolio, in construction loans. We make construction loans to individuals for the construction of their primary residences.  These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans.  Our construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate.  During the construction phase, the borrower generally pays interest only.  The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.  On occasion, we may consider loans for the construction of commercial properties.

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

Commercial Business Lending.  At December 31, 2013 commercial business loans represented $9.1 million or 5.2% of our total loan portfolio. Our commercial business loans consist of term loans as well as regular lines of credit and revolving lines of credit to finance short-term working capital needs like accounts receivable and inventory.  Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or unsecured.  We generally obtain personal guarantees with all commercial business loans.  Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months.  We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs.  We fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or seven years, whichever is less.  Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory or long-term assets such as equipment, furniture, fixtures or real estate.

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

At December 31, 2013, the average loan balance of our outstanding commercial business lines of credit was $148,000, and the largest outstanding balance of such loans was a $1.95 million loan secured by business assets.  This loan was performing in accordance with its repayment terms at December 31, 2013.

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

We also offer commercial loans utilizing the Small Business Administration’s 7a Program.  The 75% loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. During the year ended December 31, 2013, we originated SBA guaranteed commercial loans of $2.2 million.  The guaranteed portion of those loans originated in 2013 was sold for a premium of $192,000.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.  All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated to Freddie Mac, although we are also approved to sell to the Federal Home Loan Bank of Indianapolis.  On an ongoing basis, we consider our balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2013, we serviced $60.8 million of fixed-rate, one- to four-family residential real estate loans held by other institutions.

From time to time, we purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. Historically, the loan participations have been secured by commercial and multi-family real estate. In these circumstances, we follow our customary loan underwriting and approval policies.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2013	2012
	(In thousands)

Total loans at beginning of period	$161,689	$156,070

Loans originated:
Real estate loans:
One- to four-family residential (1)	21,627	27,228
Commercial and multi-family	7,194	7,887
Construction	755	4,922
Second mortgages and equity lines of credit	1,341	726
Consumer loans:
Indirect	29,896	27,479
Other	7,284	6,056
Commercial business	3,984	3,854
Total loans originated	72,081	78,152

Loans purchased:
Real estate loans:
One- to four-family residential	—	—
Commercial and multi-family	—	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	75
Total loans purchased	—	75

Loans sold:
Real estate loans:
One- to four-family residential	(8,866)	(17,036)
Commercial and multi-family	—	(1,783)
Construction	—	(2,600)
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	—
Total loans sold	(8,866)	(21,419)

Other:
Principal repayments	(65,335)	(65,240)
Advances on commercial and home equity lines-of-credit loans	16,021	14,051
Other	(1,717)	––

Net loan activity	12,184	5,619
Total loans at end of period	$173,873	$161,689

(1)	For the years ended December 31, 2013 and 2012, includes $1,013,000 and $896,000 of non-owner-occupied one-to four-family residential loans, respectively.

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

Troubled Debt Restructurings.  We occasionally modify loans to extend the term or make concessions to help a borrower stay current on his or her loan and to avoid foreclosure/repossession.  We generally do not forgive principal or interest on loans. We may modify the terms of loans, to lower interest rates (which may be at below market rates), defer delinquent payments, and/or to provide for longer amortization schedules (up to 40 years on loans secured by real estate), and/or provide for interest-only terms.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.

At December 31, 2013, we had nine loans totaling $4.3 million classified as a troubled debt restructuring.  Four of these nine loans are commercial real estate loans totaling $4.3 million.  The single new commercial real estate restructuring in 2013, consisting of an interest rate reduction, is a land development loan in the amount of $2.3 million.  The land development loan continues to accrue interest and is performing according to the new terms.  The three remaining commercial real estate loan restructurings, which were restructured in 2012, total $2.03 million and are in non-accrual status.  Of the three non-accrual loans, two loans are secured by a hotel property ($1.6 million) and one loan is secured by a strip mall shopping center ($450,000).  The remaining five troubled debt restructurings in 2013, totaling $37,000, are consumer installment loans in which payments have been deferred.

Delinquent Loans.  The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2013			2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$303	$293	$1,059	$131	$111	$1,229
Non owner-occupied	––	47	––	57	––	235
Total one- to four-family residential	303	340	1,059	188	111	1,464
Commercial and multi-family	––	6	450	––	––	521
Construction	––	—	—	––	—	—
Second mortgages and equity lines of credit	––	14	—	55	29	11
Consumer loans	1,383	314	337	1,041	416	607
Commercial business	16	––	––	––	––	––
Total	$1,702	$674	$1,846	$1,284	$556	$2,603

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

See Note 3 to our Financial Statements beginning on page F-1 of this annual report for a description by loan category of our classified and special mention assets as of December 31, 2013 and December 31, 2012.

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

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential (1)	$978	$1,121	$582	$1,224	$1,236
Commercial and multi-family (2)	2,016	521	594	528	164
Construction	—	—	—	—	109
Second mortgages and equity lines of credit	––	––	14	11	143
Consumer loans	—	—	—	30	—
Commercial business	––	––	49	—	—
Total non-accrual loans	2,994	1,642	1,239	1,793	1,652

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	248	343	107	376	375
Commercial and multi-family	—	—	—	12	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	11	8	77	6
Consumer loans	337	607	347	295	183
Commercial business	––	––	3	35	—
Total accruing loans past due 90 days or more	585	961	465	795	564
Total of nonaccrual and 90 days or more past due loans	3,579	2,603	1,704	2,588	2,216

Real estate owned:
One- to four-family	89	75	284	688	586
Multi--family	—	—	—	—	—
Commercial	195	270	354	—	—
Other	98	98	98	98	—
Total real estate owned	382	443	736	786	586

Other non-performing assets	153	109	83	65	96

Total non-performing assets	4,114	3,155	2,523	3,439	2,898

Troubled debt restructurings (not included above) – commercial and multifamily real estate	2,312	1,597	—	594	—

Troubled debt restructurings and total non-performing assets	$6,426	$4,752	$2,523	$4,033	$2,898

Total non-performing loans to total loans	2.06%	1.61%	1.10%	1.69%	1.52%
Total non-performing assets to total assets	1.62%	1.28%	1.05%	1.59%	1.52%
Total non-performing assets and troubled debt restructurings to total assets	2.53%	1.93%	1.05%	1.87%	1.52%

(1)	At December 31, 2013 and 2012, includes $0 and $235,000 of non-owner- occupied one- to four-family residential real estate loans, respectively.
(2)	At December 31, 2013, includes $2.02 million of troubled debt restructurings.

Interest income that would have been recorded for the years ended December 31, 2013 and 2012, had nonaccruing loans been current according to their original terms amounted to $186,000 and $167,000, respectively.  No interest for these periods was recognized on these loans nor included in net income for the years ended December 31, 2013 and 2012, respectively.

Non-performing one- to four-family residential real estate loans totaled $1.2 million at December 31, 2013 and consisted of 18 loans of which the largest totaled $142,000.

We had three non-performing commercial and multi-family real estate loans at December 31, 2013 with a total balance of $2.02 million, the largest of which was for $1.2 million and was secured by a hotel property located within our market area.

Other non-performing loans totaled $337,000 at December 31, 2013.

Other real estate owned totaled $382,000 at December 31, 2013, which consisted primarily of one- to four-family residential properties and commercial real estate.

There were no other loans at December 31, 2013 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009

Allowance at beginning of period	$2,013	$1,904	$1,699	$1,113	$706
Provision for loan losses	1,447	1,235	1,625	1,294	1,589
Charge offs:
Real estate loans:
One- to four-family residential	(227)	(379)	(630)	(330)	(522)
Commercial and multi-family	(68)	(144)	(264)	—	(45)
Construction	—	—	—	—	(15)
Second mortgages and equity lines of credit	(18)	(22)	(89)	—	—
Consumer loans	(805)	(592)	(494)	(358)	(489)
Commercial business	––	(52)	(19)	(39)	(199)
Total charge-offs	(1,118)	(1,189)	(1,496)	(727)	(1,270)

Recoveries:
Real estate loans:
One- to four-family residential	4	3	12	4	23
Commercial and multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	7	—	—	—
Consumer loans	52	53	64	15	65
Commercial business	—	—	—	—	—
Total recoveries	56	63	76	19	88

Net (charge-offs) recoveries	(1,062)	(1,126)	(1,420)	(708)	(1,182)

Allowance at end of period	$2,398	$2,013	$1,904	$1,699	$1,113

Allowance to non-performing loans	67.00%	77.36%	111.74%	65.65%	50.23%
Allowance to total loans outstanding at the end of the period	1.38%	1.25%	1.22%	1.11%	0.77%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.64)%	(0.71)%	(0.91)%	(0.47)%	(0.81)%

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

	At December 31, 2013			At December 31, 2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$433	18.06%	35.06%	$542	26.92%	34.72%
Commercial and multi-family	1,238	51.63	20.66	829	41.18	21.06
Construction	0	0.00	0.85	4	0.20	1.54
Second mortgages and equity lines of credit	35	1.46	2.51	32	1.59	2.54
Consumer loans	656	27.35	35.68	552	27.42	34.88
Commercial business	36	1.50	5.24	54	2.68	5.26
Total allowance for loan losses	$2,398	100.00%	100.00%	$2,013	100.00%	100.00%

	At December 31, 2011			At December 31, 2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$642	33.72%	36.44%	$700	41.20%	38.37%
Commercial and multi-family	593	31.14	19.41	336	19.78	17.71
Construction	4	0.21	1.78	7	0.41	1.29
Second mortgages and equity lines of credit	29	1.52	2.92	18	1.06	3.25
Consumer loans	491	25.79	33.67	531	31.25	34.63
Commercial business	145	7.62	5.78	107	6.30	4.75
Total allowance for loan losses	$1,904	100.00%	100.00%	$1,699	100.00%	100.00%

	At December 31, 2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate loans:
One- to four-family residential	$420	37.73%	39.36%
Commercial and multi-family	135	12.13	17.20
Construction	23	2.07	0.90
Second mortgages and equity lines of credit	71	6.38	3.72
Consumer loans	388	34.86	35.15
Commercial business	76	6.83	3.67
Total allowance for loan losses	$1,113	100.00%	100.00%

At December 31, 2013, our allowance for loan losses represented 1.38% of total loans and 67.00% of nonperforming loans, and at December 31, 2012, our allowance for loan losses represented 1.25% of total loans and 77.36% of nonperforming loans. The allowance for loan losses was $2.4 million at December 31, 2013 and was $2.0 million at December 31, 2012, due to a provision for loan losses of $1.5 million, offset by net charge-offs of $1.1 million during 2013.

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

Investment Activities

General.  The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate our interest rate risk, and to generate a favorable return on idle funds within the context of our interest rate and credit risk objectives.  In recent years beginning with the recession which began in 2008 and the subsequent challenging economic environment, our strategy has been to reduce the maturities of our investment securities portfolio. Subject to loan demand and our interest rate risk analysis, we may increase the balance of our investment securities portfolio when we have excess liquidity.

Our board of directors is responsible for adopting our investment policy.  The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the board of directors.  Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer.  All investment transactions are reviewed quarterly by the board of directors.

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

At December 31, 2013, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of our equity at that date.

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

At December 31, 2013, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

Municipal Bonds.  At December 31, 2013, the carrying value of municipal bonds in our portfolio totaled $15.0 million.  These securities generally provide similar or higher yields than other investments in our securities investment portfolio.  While they do not provide the liquidity of other securities, we maintain these investments, to the extent appropriate, for tax planning, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities.  At December 31, 2013, the carrying value of our mortgage-backed securities portfolio totaled $41.8 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as West End Bank, S.B.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored entities, such as Fannie Mae and Freddie Mac.

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

Our investment policy also authorizes the investment in SBA Pools, modified pass-through securities consisting of the guaranteed portion of SBA7(a) loans issued by the Small Business Administration.  These SBA Pools provide high credit quality and liquidity with low risk-weighting and rate sensitivity that is favorable in a rising rate environment.  The balance of these SBA pools at December 31, 2013 totaled $2.8 million.

Federal Home Loan Bank Stock.  We hold common stock of the Federal Home Loan Bank of Indianapolis in connection with our borrowing activities totaling $1.7 million at December 31, 2013.  The common stock of such entity is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable.  At December 31, 2013, our balance in bank-owned life insurance totaled $5.0 million and was issued by three insurance companies.

Securities Portfolio Composition.  The following table sets forth the amortized cost and fair value of our securities portfolio, all of which were available for sale, at the dates indicated.  Securities available for sale are carried at fair value.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$16,254	$15,038	$12,978	$13,181	$2,705	$2,742
Mortgage-backed securities – GSE residential	42,478	41,822	43,386	43,709	30,339	30,520
Collateralized mortgage obligations	—	—	—	—	14,570	14,616
SBA Pools	2,787	2,796	3,569	3,720	—	—
Total available for sale	$61,519	$59,656	$59,933	$60,610	$47,614	$47,878

Securities Portfolio Maturities and Yields.  The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2013.  Securities available for sale are carried at fair value.  Municipal bond yields have not been adjusted to a tax-equivalent basis.  Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments.  Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2013	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Municipal bonds	$—	––	$—	––	$4,522	3.34%	$11,732	3.83%	$16,254	3.69%
Mortgage-backed securities – GSE residential	––	––	491	2.56%	2,630	2.21%	39,357	1.61%	42,478	1.66%
SBA Pools	––	––	––	––	––	––	2,787	2.71%	2,787	2.71%
Collateralized mortgage obligation	—	––	—	––	––	––	––	––	––	––
Total available for sale	$––	––	$491	2.56%	$7,152	2.92%	$53,876	2.01%	$61,519	2.24%

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

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Year Ended December 31,
	2013			2012			2011
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate

Non-interest bearing	$16,566	8.35%	0.01%	$14,266	7.52%	0.00%	$8,847	4.84%	0.00%
Checking	29,112	14.68	0.12	29,484	15.53	0.15	25,496	13.93	0.40
Money market	41,609	20.97	0.38	38,806	20.45	0.43	34,595	18.90	0.93
Savings	15,027	7.58	0.10	13,914	7.33	0.15	14,559	7.96	0.50
Certificates and other time deposits of $100,000 or more	44,771	22.57	1.04	34,281	18.06	1.50	32,218	17.61	1.87
Other certificates and time deposits	51,285	25.85	1.16	59,049	31.11	1.45	67,260	36.76	1.81
Total	$198,370	100.00%		$189,800	100.00%		$182,975	100.00%

As of December 31, 2013, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $44.8 million.  The following table sets forth the maturity of these certificates as of December 31, 2013.

At December 31, 2013
(In thousands)
Maturity Period:
Three months or less	$2,897
Over three through six months	9,989
Over six through twelve months	6,301
Over twelve months	25,584
Total	$44,771

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2013	2012	2011
	(In thousands)

INTEREST RATE:
Less than 1%	$49,698	$26,923	$12,337
1.00% - 1.99%	40,091	51,513	61,645
2.00% - 2.99%	5,408	13,141	19,216
3.00% - 3.99%	261	451	3,967
4.00% - 4.99%	598	1,228	1,954
5.00% - 5.99%	––	74	359

Total	$96,056	$93,330	$99,478

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

At December 31, 2013, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $18.6 million.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the periods indicated.

	Year Ended December 31,
	2013	2012	2011

Average amount outstanding during the period:
FHLB advances	$27,131	$25,352	$24,066
Weighted average interest rate during the period:
FHLB advances	2.02%	2.23%	2.33%
Balance outstanding at end of period:
FHLB advances	26,000	24,000	27,000
Weighted average interest rate at end of period:
FHLB advances	1.58%	2.15%	2.28%

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

Personnel

As of December 31, 2013, we had 64 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

The Indiana Department of Financial Institutions has established a schedule for the assessment of “supervisory fees” for all Indiana savings banks to fund the operations of the Indiana Department of Financial Institutions. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Indiana savings banks with the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions also assesses fees for examinations conducted by the Indiana Department of Financial Institutions’ staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2013, West End Bank, S.B. paid approximately $27,700 in supervisory fees and no examination fees.  The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

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

At December 31, 2013, West End Bank, S.B. maintained 87% of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for West End Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

The Dodd-Frank Act increased the minimum target ratio for the DIF from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2012, the annualized FICO assessment was equal to .66 cents for each $100 in domestic deposits maintained at an institution.

For the year ended December 31, 2013, the Bank expensed $192,000 related to the FICO bonds and deposit insurance assessments.  Deposit insurance assessments were prepaid in December 2009 for calendar years 2010 through 2012.

Federal Home Loan Bank System.  West End Bank, S.B. is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Indianapolis, West End Bank, S.B. is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2013, West End Bank, S.B. was in compliance with this requirement.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2013, West End Bank, S.B. had no minimum tax credit carry forward.

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

ITEM 1B.           Unresolved Staff Comments

None.

ITEM 2.              Properties

As of December 31, 2013, the net book value of our office properties was $3.3 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased		Square Footage	Net Book Value of Real Property
					(In thousands)
Main (Richmond) Office:

34 South 7th Street Richmond, Indiana 47374	Owned	1958		10,468	$584

Other Properties:

Eastside Office and Mortgage Loan Center: 101 South 37th Street Richmond, Indiana 47374	Owned	2004		3,352	1,210

Hagerstown Office: 10 East Main Street Hagerstown, Indiana 47343	Owned	1962		1,300	176

Liberty Office: 207 North Main Street Liberty, Indiana 47353	Owned	2009	*	2,330	719

Other Properties: 48 South 7th Street Richmond, Indiana 47374	Owned	2010		No building on site (adjacent to main office)	200

45 South 7th Street Richmond, Indiana 47374	Owned	1999		2,232	175

37 South 7th Street Richmond, Indiana 47374	Owned	2011		No building on site (adjacent to main office)	44

ITEM 3.              Legal Proceedings

At December 31, 2013, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.              Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information, Holders and Dividend Information.  Our common stock is quoted on the OTC Bulletin Board under the symbol “WEIN.”  The number of holders of record of West End Indiana Bancshares, Inc.’s common stock as of December 31, 2013, was 206.  West End Indiana Bancshares, Inc. common stock did not begin trading until January 11, 2012.  Certain shares of West End Indiana Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

West End Indiana Bancshares, Inc. declared an initial quarterly dividend on its common stock of $0.06 per share on December 18, 2012 with a payment date of January 9, 2013.  Dividend payments by West End Indiana Bancshares, Inc. are dependent in part on dividends it receives from West End Bank, S.B., because West End Indiana Bancshares, Inc. has no source of income other than dividends from West End Bank, S.B., earnings from the investment of proceeds from the sale of shares of common stock retained by West End Indiana Bancshares, Inc. and interest payments with respect to West End Indiana Bancshares, Inc.’s loan to the Employee Stock Ownership Plan.  See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b)           Sales of Unregistered Securities.  Not applicable.

(c)           Use of Proceeds.  Not applicable.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans.  The following table sets forth the information as of June 30, 2013 with respect to compensation plans (other than the Company’s employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights	Number of common stock remaining available for future issuance under stock based compensation plan (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	181,340	$18.75	14,800
Equity compensation plans not approved by stockholders	—	—	—
Total	181,340	$18.75	14,800

(e)           Stock Repurchases.  The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed.  On March 26, 2013, the Board of Director’s authorized the repurchase of up to approximately 70,000 shares, or 5% of the Company’s common stock outstanding at December 31, 2012.  On December 10, 2013 the Board of Directors approved the purchase of up to an additional 7,500 shares of the Company’s outstanding common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs
May 1, 2013 through May 31, 2013	5,000	$17.26	5,000	65,000
June 1, 2013 through June 30, 2013	34,545	18.75	34,545	30,455
July 1, 2013 through July 31, 2013	5,000	18.95	5,000	25,455
August 1, 2013 through August 31, 2013	13,700	19.00	13,700	11,755
September 1, 2013 through September 30, 2013	11,755	19.25	11,755	—
October 1, 2013 through October 31, 2013	––	––	—	—
November 1, 2013 through November 30, 2013	––	––	—	—
December 1, 2013 through December 31, 2013	7,500	18.60	7,500	—

(f)            Stock Performance Graph.  Not required for smaller reporting companies.

ITEM 6.               Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of West End Indiana Bancshares, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2013 and December 31, 2012 and our results of operations for the years ended December 31, 2013 and 2012.  This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

We historically operated as a traditional thrift institution headquartered in Richmond, Indiana.  However, beginning in 2003, we began an evolution toward more of a commercial bank style of operation. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans.  We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities and mortgage-backed securities, including collateralized mortgage obligations.  At December 31, 2013, we had total assets of $254.4 million, total deposits of $198.4 million and total equity of $28.9 million.

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

During recent years, in order to reduce our vulnerability to changes in interest rates and enhance our net interest rate spread, we have increased our acquisitions of indirect automobile loans and commercial and multi-family real estate loans. At December 31, 2013 our indirect automobile loan portfolio had an average life of 2 years 6 months which allows us to reinvest these funds into market-rate loans as interest rates change.  Additionally, we sell the majority of our fixed-rate one- to four-family residential real estate loans that we originate.  As part of our asset/liability management, we have also increased our core deposits (which we consider to be non-interest bearing and interest bearing checking, money market and statement savings accounts). Finally, we have also employed a strategy to shorten our investment portfolio maturities in recent years.

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy.  Highlights of our current business strategy include the following:

●
Increasing our holdings of loans other than one- to four-family residential real estate loans.  While we will continue to emphasize one- to four-family residential real estate loans, we also intend, subject to market conditions, to increase our holdings of indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, other consumer loans and commercial business loans, in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between December 31, 2009 and December 31, 2013, indirect loans and other consumer loans increased $10.9 million, or 21.3%, commercial and multi-family real estate loans increased $10.9 million, or 43.6%, and commercial business loans increased $3.8 million, or 71.7%, and we expect that these loan categories will continue to provide growth opportunities.

●
Continuing to emphasize the origination of one- to four-family residential real estate loans, while increasing, to the extent practicable, the amount of our adjustable-rate residential mortgage loans. We are and will continue to be primarily a one- to four-family residential real estate lender to borrowers in our market area.  As of December 31, 2013, $61.0 million, or 35.1%, of our total loans and 24.0% of our total assets consisted of one- to four-family residential real estate loans, compared to $57.3 million, or 39.4%, of total loans and 30.1% of total assets at December 31, 2009.  To the extent practicable under applicable market conditions, we seek to emphasize the origination of adjustable-rate residential mortgage loans for retention in our portfolio.

●	Managing interest rate risk, including following our strategy of selling most of our fixed-rate one- to four-family residential real estate loans into the secondary market, while attempting to maximize, to the extent practicable, our net interest margin. During the last several years, we have taken steps that are intended to increase our net interest margin as well as our ability to manage our interest rate risk in the future. In particular, we have increased our holdings of indirect automobile loans and commercial and multi-family real estate loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family residential real estate loans. We have also reduced the average maturity in our investment securities portfolio and in 2010 we replaced variable rate FHLB advances with 5-year fixed term advances to capture historically low rates. In addition, we perform on an ongoing basis, an asset/liability management analysis to determine the amount of fixed-rates loans to sell, and in recent years, based on these ongoing analyses, we have sold most of our fixed-rate one- to four-family residential real estate loans that we originate, while retaining the servicing rights.

●
Maintaining strong asset quality.  We have sought to build strong asset quality by following conservative underwriting guidelines, sound loan administration, and generally focusing on secured loans located in our market area. Our non-performing assets and troubled debt restructurings totaled $6.4 million or 2.53% of total assets at December 31, 2013.  Our total nonperforming loans and troubled debt restructurings to total loans ratio was 2.5% at December 31, 2013.  Total loan delinquencies greater than 90 days and non-accrual loans, as of December 31, 2013, were $3.6 million, or 2.1% of total loans.

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

Mortgage Servicing Rights.  We sell to investors a portion of our originated one- to four-family residential real estate loans.  When we acquire mortgage servicing rights through the origination of mortgage loans and the sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value.  As of December 31, 2013, we were servicing loans sold to others totaling $60.8 million.  We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method.  We have elected to initially and subsequently measure the mortgage-servicing rights for residential mortgage loans using the fair value method.  Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

The key economic assumptions made in determining the fair value of the mortgage servicing rights at December 31, 2013 included the following:

Annual constant prepayment speed (CPR):	12.5%

Weighted average life remaining:	3.80 years

Discount rate used:	6.2%

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage-servicing rights is netted against loan servicing fee income.

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total assets increased $7.9 million, or 3.2%, to $254.4 million at December 31, 2013 from $246.5 million at December 31, 2012.  The increase was primarily the result of an increase in net loans and deferred tax assets, partially offset by a decrease in cash and cash equivalents, investment securities available for sale and loans held for sale.

Cash and cash equivalents decreased $4.0 million, or 37.4% to $6.7 million at December 31, 2013 from $10.7 million at December 31, 2012 and net securities available for sale decreased minimally to $59.7 million at December 31, 2013 from $60.6 million at December 31, 2012.  The decline in cash and cash equivalents and cash flow from investments was used to fund loan growth and meet other operational expenses.

Net loans increased $11.8 million, or 7.4%, to $171.4 million at December 31, 2013 from $159.6 million at December 31, 2012.  The overall mix of loans was relatively unchanged as the Bank realized growth in every loan category except construction loans.  Specifically, one-to-four-family residential loans increased $4.9 million, or 8.7% to $61.0 million at December 31, 2013 from $56.1 million at December 31, 2012; second mortgages and equity lines of credit increased $258,000, or 6.3% to $4.3 million at December 31, 2013 from $4.1 million at December 31, 2012; commercial and multi-family residential loans increased $1.9 million, or 5.6% to $35.9 million at December 31, 2013 from $34.0 million at December 31, 2012; commercial business loans increased $609,000, or 7.2% to $9.1 million at December 31, 2013 from $8.5 million at December 31, 2012; consumer loans increased $5.6 million, or 9.9% to $62.0 million at December 31, 2013 from $56.4 million at December 31, 2012; and construction loans decreased $1.0 million, or 40.0% to $1.5 million at December 31, 2013 from $2.5 million at December 31, 2012.  The allowance for loan losses increased $400,000, or 19.1%, to $2.4 million at December 31, 2013 from $2.0 million at December 31, 2012 reflecting the increase in loan balances and based on a comprehensive analysis of the reserve requirements.

Other assets increased $1.2 million, or 44.4%, to $3.9 million at December 31, 2013 from $2.7 million at December 31, 2012.  The increase was primarily due to the change in deferred taxes on unrealized losses on available for sale securities.  Due to fluctuations in interest rates the market value of securities available for sale declined resulting in a net unrealized loss of $1.9 million at December 31, 2013 from a net unrealized gain of $677,000 at December 31, 2012.  The related impact to the deferred tax accounts was a change of $1.0 million to a deferred tax asset of $738,000 at December 31, 2013 from a deferred tax liability of $268,000 at December 31, 2012.

Deposits increased $8.6 million, or 4.5%, to $198.4 million at December 31, 2013 from $189.8 million at December 31, 2012. The mix of non-maturing deposits to certificates of deposit remained relatively unchanged from year end to year end at 52% and 48%, respectively at December 31, 2013 and at 51% and 49%, respectively at December 31, 2012.  Growth was recognized in all major account types as savings accounts increased $1.1 million, or 8.0%, to $15.0 million at December 31, 2013 from $13.9 million at December 31, 2012; interest bearing and non-interest bearing checking accounts increased $2.0 million, or 4.6% to $45.7 million at December 31, 2013 from $43.7 million at December 31, 2012; money market deposit accounts increased $2.8 million, or 7.2% to $41.6 million at December 31, 2013 from $38.8 million at December 31, 2012; and certificates of deposit increased $2.8 million, or 3.0% to $96.1 million at December 31, 2013 from $93.3 million at December 31, 2012.

Federal Home Loan Bank advances increased $2.0 million, or 8.3% to $26.0 million at December 31, 2013 from $24.0 million at December 31, 2012.  The increase in advances were used fund loan growth.

Total stockholders’ equity decreased $2.0 million, or 6.5%, to $28.9 million at December 31, 2013 from $30.9 million at December 31, 2012.  The decrease in stockholders’ equity was primarily a result of dividends of $310,000 paid to shareholders, the repurchase of company shares for $1.5 million, and a decline in accumulated other comprehensive income of $1.5 million, partially offset by ESOP shares earned and stock based compensation of $250,000 and 2013 net income of $1.06 million.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General. Net income increased $210,000, or 24.7%, to $1.06 million for the year ended December 31, 2013 compared to net income of $849,000 for the year ended December 31, 2012.  The increase was primarily due to an increase to net interest income after provision for loan losses of $355,000 to $7.7 million for the year ended December 31, 2013 compared to $7.4 million for the year ended December 31, 2012, and a decrease in other expenses of $282,000 to $7.7 million for the year ended December 31, 2013 compared to $8.0 million for the year ended December 31, 2012, partially offset by a decrease in other income of $412,000 to $1.5 million for the year ended December 31, 2013 compared to $1.9 million for the year ended December 31, 2012.

Interest Income. Interest income was unchanged at $11.1 million for the years ended December 31, 2013 and December 31, 2012.  The average balance of total interest earning assets increased $8.7 million, or 3.7% to $241.3 million for the year ended December 31, 2013 from $232.6 million for the year ended December 31, 2012.  The increase in total interest earning assets was offset by a 16 basis point decrease in the average yield on interest earning assets to 4.61% for 2013 from 4.77% for 2012.

Interest income and fees on loans remained unchanged at $10.0 million for 2013 and 2012. Reflecting market interest rates, the average yield on loans decreased 30 basis points to 5.97% for the year ended December 31, 2013 from 6.27% for the year ended December 31, 2012.  However, the decline in yield was entirely offset by an increase of $8.1 million, or 5.1%, in the average balance of loans to $166.9 million for the year ended December 31, 2013 from $158.8 million for the year ended December 31, 2012.

Interest income on investment securities also remained unchanged at $1.1 million for the years ended December 31, 2013 and 2012.  The increase of $11.0 million to the average balance of investment securities to $65.3 million for the year ended December 31, 2013 from $54.3 million for the year ended December 31, 2012 was offset by the decrease in the average yield earned on such assets, declining to 1.68% for the year end December 31, 2013 from 1.95% for the year ended December 31, 2012.

Interest Expense. Interest expense decreased $526,000, or 21.7%, to $2.0 million for 2013 from $2.5 million 2012 reflecting lower market interest rates.  While the average balance of interest bearing deposit accounts increased to $184.0 million for the year ended December 31, 2013 from $178.9 million for the year ended December 31, 2012, the interest paid on these liabilities decreased $526,000 to $1.4 million for the year ended  December 31, 2013 from $1.9 million for the year ended December 31, 2012.

The average balance of interest bearing demand deposits (savings, checking and money market accounts) increased $6.4 million to $87.6 million for the year ended December 31, 2013 from $81.2 million for the year ended December 31, 2012. There was growth in the average balance of interest bearing checking accounts to $29.6 million at December 31, 2013 compared to $28.4 million at December 31, 2012, and money market accounts to $43.6 million for the year ended December 31, 2013 from $37.4 million for the year ended December 31, 2012, while the average balance of savings accounts decreased to $14.4 million for the year ended December 31, 2013 from $15.4 million for the year ended December 31, 2012.  The average yield on these core accounts decreased 13 basis points to 0.25% for the year ended December 31, 2013 from 0.40% for the year ended December 31, 2012. With the slight increase in average balance being more than offset by the decrease in the average yield paid, interest expense for these deposits decreased to $104,000, or 32.1%, to $220,000 for the year ended December 31, 2013 from $324,000 for the year ended December 31, 2012.

Interest expense paid on certificates of deposit decreased $422,000, or 26.1%, to $1.2 million for the year ended December 31, 2013 from $1.6 million for the year ended December 31, 2012 as management continued its strategy not to pursue rate sensitive accounts, but to remain focused on lowering the overall cost of funds.  The average balance of certificates of deposit decreased $1.4 million, or 1.4%, to $96.3 for the year ended December 31, 2013 from $97.7 for the year ended December 31, 2012.  The average interest paid also decreased as the average yield fell to 41 basis points to 1.24% for the year ended December 31, 2013 from 1.65% for the year ended December 31, 2012.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $18,000, or 3.2% to $548,000 for the year ended December 31, 2013 from $566,000 for the year ended December 31, 2012.   The average balance of advances increased to $27.1 million for the year ended December 31, 2013 from $25.4 million for the year ended December 31, 2012, however, the average rate paid decreased 21 basis points to an average rate of 2.02% for the year ended December 31, 2013 from 2.23% for the year ended December 31, 2012.  Furthering management’s strategy to reduce the overall cost of funds and reduce rate sensitivity, maturing advances for $10.0 million with rates ranging from 0.49% to 2.94% matured and were replaced with advances with rates ranging from 0.43% to 1.0% and laddered terms up to 5 years.

           Net Interest Income.  Net interest income increased $567,000 to $9.2 million for the year ended December 31, 2013 from $8.6 million for the year ended December 31, 2012 as the ratio of average interest earning assets to interest bearing liabilities increased 3.2% to 114.3% for the year ended December 31, 2013 from 113.9% for the year ended December 31, 2012.  Additionally, the interest rate spread increased to 3.68% for the year ended December 31, 2013 from 3.54% for the year ended December 31, 2012 and the net interest margin increased to 3.80% for the year ended December 31, 2013 from 3.69% for the year ended December 31, 2012.  The increase in net interest income reflected repricing and restructuring of funding sources to better match rate sensitive liabilities to rate sensitive assets and reduce funding costs.

Provision for Loan Losses.  A provision for loan losses of $1.4 million was recorded for the year December 31, 2013 and $1.2 million for the year ended December 31, 2012.  The allowance for loan losses was $2.4 million, or 1.38% to total loans outstanding at December 31, 2013 compared to $2.0 million, or 1.25% of total loans outstanding at December 31, 2012.  Total nonperforming loans were $3.6 million, or 2.1% to total loans outstanding at December 31, 2013 compared to $2.6 million, or 1.6% of total loans outstanding at December 31, 2012.  The increase was primarily due to a specific allocation to a commercial credit.  The allowance for loan losses as percentage of nonperforming loans decreased to 67.0% at December 31, 2013 from 77.4% at December 31, 2012.  To the best of our knowledge, we have provided for losses that are both probable and reasonable to estimate at December 31, 2013 and 2012.

Noninterest Income.  Noninterest income decreased $412,000, or 21.3%, to $1.5 million for the year ended December 31, 2013 from $1.9 million for the year ended December 31, 2012.  This decrease was primarily due to decreases in gains on sale of loans and sale of investment securities partially offset by a decrease in losses on other assets and an increase in loan servicing income.  Gains on sale of loans decreased $346,000 to $405,000 for the year ended December 31, 2013 from $751,000 for the year ended December 31, 2012 as one to four family residential loan volume decreased.  Net gains on sale of investment securities decreased $192,000 to $20,000 for the year ended December 31, 2013 from $212,000 for the year ended December 31, 2012.  This decrease was due to the fact that in 2012 management recognized gains on investments sold to realign the investment portfolio to shorten the average life of securities for asset-liability management purposes.  Offsetting these decreases in noninterest income, net loss on sale of other assets decreased $61,000 to $43,000 for the year ended December 31, 2013 from $104,000 for the year ended December 31, 2012.  In addition, the market value of our mortgage servicing rights increased and resulted in an increase to loan servicing income of $85,000 to $159,000 for the year ended December 31, 2013 from $74,000 for the year ended December 31, 2012.

Noninterest Expense.  Noninterest expense decreased $282,000, or 3.5% to $7.7 million for the year ended December 31, 2013 from $8.0 million for the year ended December 31, 2012.  The decrease was primarily due to the 2012 one-time donation of $505,000 to establish the West End Bank Charitable Foundation, partially offset by an increase in 2013 to salaries and employee benefits.   Salaries increased $110,000, or 4.2%, to $2.7 million for the year ended December 31, 2013 from $2.6 million for the year ended December 31, 2012.  This increase reflected a 2% increase for cost of living and the addition of an internal auditor rather than use of a third party consultant. Pension expense declined $139,000 to $273,000 for 2013 from $412,000 for 2012, and offset the additional expense of $152,000 of the stock based compensation programs implemented in the year ended December 31, 2013.

Income tax expense.  We recorded $505,000 of income tax expense for the year ended December 31, 2013 compared to $489,000 for the year ended December 31, 2012, reflecting pre-tax income of $1.6 million for the year ended December 31, 2013 compared to pre-tax income of $1.3 million for the year ended December 31, 2012.  Our effective tax rate was 32.3% for the year ended December 31, 2013, compared to 36.6% for the year ended December 31, 2012.

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

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$166,923	$9,961	5.97%	$158,769	$9,958	6.27%	$155,335	$10,117	6.51%
Investment securities	65,305	1,095	1.68	54,306	1,061	1.95	42,264	976	2.31
Other interest-earning assets	9,119	66	0.72	19,546	80	0.41	10,419	53	0.51
Total interest-earning assets	241,347	11,122	4.61	232,621	11,099	4.77	208,018	11,146	5.36

Noninterest-earning assets	12,398			13,565			13,237
Total assets	$253,745			$246,186			$221,255

Liabilities and equity:
Interest-bearing liabilities:
Checking	$29,613	38	.13	$28,418	67	.24	$24,089	203	.84
Money Market	43,590	164	.38	37,359	220	.59	34,317	244	.71
Savings	14,433	18	.12	15,391	37	.24	14,088	71	.50
Certificates and other time deposits of $100,000 or more	96,340	1,194	1.24	97,704	1,616	1.65	97,123	2,160	2.22
Total interest-bearing deposits	183,976	1,414	.77	178,872	1,940	1.08	169,617	2,678	1.58

FHLB advances	27,131	548	2.02	25,352	566	2.23	24,066	561	2.33
Total interest-bearing liabilities	211,107	1,962	.93	204,224	2,506	1.23	193,683	3,239	1.67

Noninterest-bearing demand deposits	14,066			11,062			8,665
Other noninterest-bearing liabilities	1,297			1,500			1,098
Total liabilities	226,470			216,786			203,446

Total equity	27,275			29,400			17,809
Total liabilities and equity	$253,745			$246,186			$221,255

Net interest income		$9,160			$8,593			$7,907
Interest rate spread			3.68%			3.54%			3.69%
Net interest margin			3.80%			3.69%			3.80%
Average interest-earning assets to average interest-bearing liabilities			114.32%			113.90%			107.40%

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

	Years Ended December 31, 2013 vs. 2012			Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate

Interest income:
Loans receivable	$464	$(461)	$3	$221	$(380)	$(159)
Investment securities	148	(114)	34	250	(165)	85
Other interest-earning assets	(55)	41	(14)	39	(12)	27
Total	557	(534)	23	510	(557)	(47)

Interest expense:
Deposits	60	(586)	(526)	139	(877)	(738)
FHLB advances	38	(56)	(18)	29	(24)	5
Total	98	(642)	(544)	168	(901)	(733)
Increase (decrease) in net interest income	$459	$108	$567	$342	$344	$686

Management of Market Risk

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.

Historically, we have relied on funding longer-term, higher interest-earning assets with shorter- term, lower interest-bearing deposits to earn a favorable net interest rate spread.  As a result, we have been vulnerable to adverse changes in interest rates.  Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk.  Among the techniques we are currently using to manage interest rate risk are:

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

The table below sets forth, as of December 31, 2013 and 2012, the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.  In the below table, “12 Month Horizon” and “24 Month Horizon” represent the assumed length of time for which the designated immediate change in the interest rate would remain effective. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	At December 31,
	2013	2012
Change in Interest Rates (basis points)	Net Interest Change as a Percentage of Net Interest Income
12 Month Horizon
+400	(8.84)%	(8.19)%
+300	(0.11)%	(0.30)%
+200	0.69%	(0.11)%
+100	1.27%	(0.45)%
0	1.26%	(1.76)%
-100	0.09%	(5.02)%

24 Month Horizon
+400	(7.51)%	(11.26)%
+300	(3.64)%	(7.28)%
+200	(1.73)%	(4.97)%
+100	(0.27)%	(3.55)%
0	0.06%	(3.24)%
-100	(1.92)%	(5.67)%

The table above indicates that at December 31, 2013, in the event of a 200 basis point increase in interest rates, assuming a 12 month horizon, our net interest income would increase 0.69%. In the event of a 100 basis point decrease in interest rates, assuming a 12 month horizon, our net interest income would increase by 0.09%. A rising rate environment over a 24-month period shows a less favorable increase to our net interest income than the correlating rate change over a 12-month period.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $3.2 million and $3.3 million for 2013 and 2012, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $16.0 million and $19.6 million for 2013 and 2012, respectively. The 2013 period reflected our purchase of $15.2 million in securities available-for-sale while the 2012 period reflected purchases of $40.0 million. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts was 8.7 million and $4.3 million for 2013 and 2012, respectively, resulting from our strategy of growing our deposit accounts from our commercial borrowers and a general growth in all deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At December 31, 2013, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $28.2 million, or 11.1% of adjusted total assets, which is above the required level of $10.2 million, or 4.0%; and total risk-based capital of $30.4 million, or 17.6% of risk-weighted assets, which is above the required level of $13.8 million, or 8.0%. Accordingly West End Bank, S.B. was categorized as well capitalized at December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2013, we had outstanding commitments to originate loans of $14.2 million and stand-by letters of credit of $1.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2013 totaled $49.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.  For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 10 of the Notes to our Consolidated Financial Statements beginning on page F-1 of this annual report.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 16 of the notes to our consolidated financial statements beginning on page F-1 of this annual report.

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

ITEM 8.               Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

West End Indiana Bancshares, Inc.

Consolidated Financial Statements

December 31, 2013 and 2012

West End Indiana Bancshares, Inc.
As of December 31, 2013 and 2012
and Years Ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
West End Indiana Bancshares, Inc.
Richmond, Indiana

We have audited the accompanying consolidated balance sheets of West End Indiana Bancshares, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West End Bank Indiana Bancshares, Inc. of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana
March 28, 2014

West End Indiana Bancshares, Inc.
Consolidated Balance Sheet
December 31, 2013 and 2012

	December 31,
	2013	2012
Assets
Cash and due from banks	$1,347,060	$1,867,663
Interest-bearing demand deposits	5,334,141	8,840,694
Cash and cash equivalents	6,681,201	10,708,357
Investment securities available for sale	59,655,585	60,609,524
Loans held for sale	933,396	1,301,747
Loans, net of allowance for loan losses of $2,398,233 and $2,013,088 at December 31, 2013 and 2012, respectively	171,352,984	159,571,336
Premises and equipment	3,651,257	3,529,277
Federal Home Loan Bank stock	1,722,100	1,722,100
Interest receivable	1,068,383	1,012,946
Bank-owned life insurance	5,024,319	4,888,928
Foreclosed real estate held for sale	382,450	443,150
Other assets	3,894,769	2,743,342

Total assets	$254,366,444	$246,530,707

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$198,370,291	$189,799,680
Federal Home Loan Bank advances	26,000,000	24,000,000
Interest payable	71,450	84,816
Other liabilities	988,073	1,718,446
Total liabilities	225,429,814	215,602,942

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding—1,379,548 and 1,401,008 at December 31, 2013 and 2012, respectively	13,795	14,010
Additional paid in capital	11,657,969	12,920,031
Retained earnings	19,399,094	18,649,758
Unearned employee stock ownership plan (ESOP)	(1,008,720)	(1,064,760)
Accumulated other comprehensive income (loss)	(1,125,508)	408,726
Total stockholders’ equity	28,936,630	30,927,765
Total liabilities and stockholders’ equity	$254,366,444	$246,530,707

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Income
Years Ended December 31, 2013 and 2012

	Years Ended December 31,
	2013	2012

Interest and Dividend Income
Loans receivable, including fees	$9,960,869	$9,957,920
Investment securities	1,094,505	1,060,519
Other	66,391	80,262
Total interest income	11,121,765	11,098,701

Interest Expense
Deposits	1,414,096	1,940,367
Federal Home Loan Bank advances	548,258	565,628
Total interest expense	1,962,354	2,505,995
Net Interest Income	9,159,411	8,592,706
Provision for loan losses	1,447,000	1,235,000
Net Interest Income After Provision for Loan Losses	7,712,411	7,357,706

Other Income
Service charges on deposit accounts	583,252	554,787
Loan servicing income, net	158,621	73,851
Debit card income	251,458	219,737
Gain on sale of loans	405,365	751,402
Net realized gains on sales of available-for-sale securities (includes $19,839 and $212,367, respectively, related to accumulated other comprehensive earnings reclassifications)	19,839	212,367
Gain on cash surrender value of life insurance	135,391	146,799
Loss on other assets	(43,237)	(104,431)
Other income	12,714	80,835
Total other income	1,523,403	1,935,347

Other Expense
Salaries and employee benefits	4,165,158	3,960,384
Net occupancy	486,881	462,829
Data processing fees	328,354	331,174
Professional fees	388,277	436,180
Director Expenses	229,392	229,871
Advertising	250,081	233,200
ATM charges	191,112	199,235
Postage and courier	182,631	178,452
FDIC insurance premiums	192,401	194,046
Donation to establish the West End Bank Charitable Foundation	—	505,000
Other expenses	1,257,801	1,223,971
Total other expense	7,672,088	7,954,342

Income Before Income Tax	1,563,726	1,338,711
Income tax expense (includes $7,858 and $84,119 respectively, related to income tax expense from reclassification items)	504,767	489,460

Net Income	$1,058,959	$849,251

Earnings Per Share
Basic	$0.82	$0.67
Diluted	$0.82	$0.67
Dividends Per Share	$0.24	$0.06

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2013 and 2012

	Years Ended December 31,
	2013	2012

Net Income	$1,058,959	$849,251
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $(998,029) and $247,505	(1,522,253)	377,454
Less: Reclassification adjustment for gains included in net income, net of tax expense of $7,858 and $84,119	11,981	128,248
	(1,534,234)	249,206

Comprehensive income (loss)	$(475,275)	$1,098,457

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2013 and 2012

	Common Stock					Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at January 1, 2012	—	$—	$—	$17,878,263	$—	$159,520	$18,037,783
Net income	—	—	—	849,251	—	—	849,251
Other comprehensive income	—	—	—	—	—	249,206	249,206
ESOP shares earned	—	—	16,714	—	56,040	—	72,754
Issuance of common stock, net of offering costs	1,363,008	13,630	12,523,697	—	—	—	12,537,327
Unearned ESOP Shares	—	—	—	—	(1,120,800)	—	(1,120,800)
Stock Contributed to Charitable Foundation	38,000	380	379,620	—	—	—	380,000
Cash dividends ($0.06) per share	—	—	—	(77,756)	—	—	(77,756)

Balances at December 31, 2012	1,401,008	14,010	12,920,031	18,649,758	(1,064,760)	408,726	30,927,765
Net income	—	—	—	1,058,959	––	––	1,058,959
Other comprehensive income (loss)	—	—	—	—	––	(1,534,234)	(1,534,234)
ESOP shares earned	—	—	44,911	—	56,040	––	100,951
Restricted Shares Issued	56,040	560	(560)	—	—	––	—
Stock Based Compensation Expense	—	—	151,971	—	—	––	151,971
Shares Repurchased	(77,500)	(775)	(1,458,384)	––	––	––	(1,459,159)
Cash dividends ($0.24) per share	––	––	––	(309,623)	––	––	(309,623)
Balances at December 31, 2013	1,379,548	$13,795	$11,657,969	$19,399,094	$(1,008,720)	$(1,125,508)	$28,936,630

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2013 and 2012

	Years Ended December 31,
	2013	2012
Operating Activities
Net income	$1,058,959	$849,251
Items not requiring (providing) cash
Provision for loan losses	1,447,000	1,235,000
Depreciation and amortization	242,354	226,693
Deferred income taxes	(167,994)	(64,683)
Investment securities amortization, net	1,069,753	1,052,612
Investment securities gains	(19,839)	(212,367)
Loans originated for sale	(8,497,656)	(17,804,299)
Proceeds on loans sold	9,001,147	17,475,064
Gain on loans sold	(405,365)	(751,402)
Loss on other assets	43,237	104,431
Common stock contributed to Foundation	––	380,000
Net change in
Interest receivable	(55,437)	16,770
Interest payable	(13,366)	(32,093)
Cash surrender value of life insurance	(135,391)	(146,799)
Prepaid FDIC insurance	207,202	179,885
Other adjustments	(536,145)	818,909
Net cash provided by operating activities	3,238,459	3,326,972

Investing Activities
Purchases of securities available for sale	(15,230,736)	(39,980,937)
Proceeds from maturities of securities available for sale	12,123,301	13,722,545
Proceeds from sales of securities available for sale	471,527	13,099,616
Net change in loans	(13,138,687)	(6,753,818)
Purchase of premises and equipment	(364,786)	(111,497)
Proceeds from sale of foreclosed real estate	149,241	384,653
Other investing activities	452	(1,850)
Net cash used in investing activities	(15,989,688)	(19,641,288)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	2,726,046	12,972,684
Net change in certificates of deposit	5,844,565	(6,148,132)
Repurchased shares	(1,459,159)	––
Repayment of FHLB advances	(18,500,000)	(3,000,000)
Proceeds from FHLB advances	20,500,000	––
Proceeds from stock conversion	––	463,666
Cash dividends	(387,379)	––
Net cash provided by financing activities	8,724,073	4,288,218

Net Change in Cash and Cash Equivalents	(4,027,156)	(12,026,098)

Cash and Cash Equivalents, Beginning of Year	10,708,357	22,734,455

Cash and Cash Equivalents, End of Year	$6,681,201	$10,708,357

Additional Cash Flows Information
Interest paid	$1,975,720	$2,538,088
Income taxes paid	900,000	161,000
Real estate acquired in settlement of loans	545,981	346,961
Sale and financing of foreclosed real estate	444,068	156,271
Release of stock conversion escrow to equity, net	––	10,952,861

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
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

On January 11, 2012, in accordance with a Plan of Conversion and Reorganization ( the “Conversion”), West End Bank, MHC (MHC), the Bank’s former federally chartered mutual holding company completed a mutual-to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of West End Indiana Bancshares, Inc. (the “Company”), a Maryland corporation.  In connection with the Conversion, the Company sold 1,363,008 shares of common stock, at an offering price of $10 per share, and issued an additional 38,000 shares of its common stock to the West End Bank Charitable Foundation (the “Foundation”), resulting in an aggregate issuance of 1,401,008 shares of common stock.  The Company’s stock began being quoted on the OTC Bulletin Board on January 11, 2012, under the symbol “WEIN.”

The proceeds from the stock offering net of issuance costs of $1,092,000 amounted to $12,537,000.

As set forth above, in connection with the Conversion, the Bank established and funded the Foundation with 38,000 shares of the Company’s common stock and $125,000 in cash.  This contribution resulted in recognition of expense of $505,000 in the quarter ended March 31, 2012, based on the $10 per share offering price.  The Foundation supports charitable causes and community development activities in the Bank’s areas of operations.

Also, in connection with the Conversion, the Bank established an employee stock ownership plan (“ESOP”), which purchased 112,080 shares of the Company’s common stock at a price of $10 per share.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2013 and 2012, cash equivalents consisted primarily of interest bearing demand deposits.

The Bank is not required to maintain reserve funds in cash and/or deposit with the Federal Reserve Bank as of December 31, 2013.

At December 31, 2013, the Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $4,068,000.  This amount included $2,047,000 held at the Federal Home Loan Bank and $2,021,000 held at the Federal Reserve Bank, which are not federally insured.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
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
Years Ended December 31, 2013 and 2012
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
Years Ended December 31, 2013 and 2012
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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 financial statement presentation.  These reclassifications had no effect on net income.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 2:	Securities

The amortized cost and approximate fair values of securities are as follows:

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$16,254	$3	$(1,219)	$15,038
SBA loan pools	2,787	16	(7)	2,796
Mortgage-backed securities - GSE residential	42,478	187	(843)	41,822
Total available for sale	$61,519	$206	$(2,069)	$59,656

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$12,978	$264	$(61)	$13,181
SBA loan pools	3,569	151	—	3,720
Mortgage-backed securities - GSE residential	43,386	491	(168)	43,709
Total available for sale	$59,933	$906	$(229)	$60,610

The amortized cost and fair value of securities available for sale at December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Amortized Cost	Fair Value

One to five years	$—	$—
Five to ten years	4,522	4,339
After ten years	11,732	10,699
	16,254	15,038
SBA loan pools	2,787	2,796
Mortgage-backed securities - GSE residential	42,478	41,822
Totals	$61,519	$59,656

Securities pledged at December 31, 2013 and 2012 totaled $402,000 and $546,000.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Activities related to the sales of securities available for sale for the years ended December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Proceeds from sales of available-for sale securities	$472	$13,100

Gross gains on sales	20	233

Gross losses on sales	—	21

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2013 and 2012 was $47,669,000 and $17,887,000 which is approximately 80% and 30% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at December 31, 2013 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$12,307	$(995)	$1,954	$(224)	$14,261	$(1,219)
SBA loan pools	1,247	(7)	—	—	1,247	(7)
Mortgage-backed securities - GSE residential	23,176	(593)	8,985	(250)	32,161	(843)
	$36,730	$(1,595)	$10,939	$(474)	$47,669	$(2,069)

Securities with unrealized losses at December 31, 2012 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$3,377	$(61)	$––	$––	$3,377	$(61)
Mortgage-backed securities - GSE residential	14,510	(168)	––	––	14,510	(168)
	$17,887	$(229)	$––	$––	$17,887	$(229)

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Note 3:	Loans and Allowance

Categories of loans include:

	December 31,
	2013	2012

Commercial	$9,114	$8,505
Real estate loans
Residential	60,960	56,145
Commercial and multi-family	35,915	34,048
Construction	1,475	2,483
Second mortgages and equity lines of credit	4,372	4,114
Consumer loans
Indirect	50,829	46,930
Other	11,208	9,464
	173,873	161,689
Less
Net deferred loan fees, premiums and discounts	122	105
Allowance for loan losses	2,398	2,013

Total loans	$171,353	$159,571

The risk characteristics of each loan portfolio segment are as follows~~:~~
F-18

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following presents by portfolio class, the activity in the allowance for loan losses for the years ended December 31, 2013 and 2012:

		December 31,2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$54	$542	$829	$4	$32	$552	$2,013
Provision for losses	(18)	114	477	(4)	21	857	1,447
Recoveries on loans	—	4	—	—	—	52	56
Loans charged off	—	(227)	(68)	—	(18)	(805)	(1,118)
Balance, end of year	$36	$433	$1,238	$—	$35	$656	$2,398

		December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$145	$642	$593	$4	$29	$491	$1,904
Provision for losses	(39)	276	380	—	18	600	1,235
Recoveries on loans	––	3	—	—	7	53	63
Loans charged off	(52)	(379)	(144)	—	(22)	(592)	(1,189)
Balance, end of year	$54	$542	$829	$4	$32	$552	$2,013

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio class and impairment method as of December 31, 2013 and December 31, 2012:

		December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$36	$433	$1,238	$—	$35	$656	$2,398
Individually evaluated for impairment	—	—	1,087	—	—	—	1,087
Collectivity evaluated for impairment	36	433	151	—	35	656	1,311
Loans:
Ending balance	9,114	60,960	35,915	1,475	4,372	62,037	173,873
Individually evaluated for impairment	—	—	4,301	—	—	37	4,338
Collectivity evaluated for impairment	9,114	60,960	31,614	1,475	4,372	62,000	169,535

		December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$54	$542	$829	$4	$32	$552	$2,013
Individually evaluated for impairment	—	30	645	—	—	—	675
Collectivity evaluated for impairment	54	512	184	4	32	552	1,338
Loans:
Ending balance	8,505	56,145	34,048	2,483	4,114	56,394	161,689
Individually evaluated for impairment	––	39	4,396	—	—	—	4,435
Collectivity evaluated for impairment	8,505	56,106	29,652	2,483	4,114	56,394	157,254

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2013 and December 31, 2012:

		December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$8,717	$60,830	$28,731	$1,475	$4,273	$62,037	$166,063
Watch	25	130	1,696	—	—	—	1,851
Special Mention	––	––	1,187	—	99	—	1,286
Substandard	372	––	4,301	—	—	––	4,673
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––

Total	$9,114	$60,960	$35,915	$1,475	$4,372	$62,037	$173,873

		December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$7,990	$55,624	$28,365	$2,483	$4,023	$56,394	$154,879

Watch	75	482	177	—	—	—	734
Special Mention	––	––	1,104	—	91	—	1,195
Substandard	440	39	4,402	—	—	––	4,881
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––

Total	$8,505	$56,145	$34,048	$2,483	$4,114	$56,394	$161,689

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
Years Ended December 31, 2013 and 2012
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

The following table presents the Bank’s loan portfolio aging analysis as of December 31, 2013 and December 31, 2012:

		December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$16	$303	$—	$––	$—	$1,383	$1,702
60-89 days past due	—	340	6	—	14	314	674
Greater than 90 days and accruing	—	248	—	—	—	337	585
Nonaccrual	—	978	2,016	—	—	—	2,994
Total past due and nonaccrual	16	1,869	2,022	––	14	2,034	5,955
Current	9,098	59,091	33,893	1,475	4,358	60,003	167,918

Total	$9,114	$60,960	$35,915	$1,475	$4,372	$62,037	$173,873

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2013 and December 31, 2012:

		December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$––	$––	$450	$––	$––	$37	$487
Unpaid principal balance	––	––	594	––	––	37	631

Impaired loans with a specific allowance:
Recorded investment	––	––	3,851	––	––	––	3,851
Unpaid principal balance	––	––	3,851	––	––	––	3,851
Specific allowance	––	––	1,087	––	––	––	1,087

Total impaired loans:
Recorded investment	––	––	4,301	––	––	37	4,338
Unpaid principal balance	––	––	4,445	––	––	37	4,482
Specific allowance	––	––	1,087	––	––	––	1,087

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

		December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$––	$––	$450	$––	$––	$––	$450
Unpaid principal balance	––	––	594	––	––	––	594

Impaired loans with a specific allowance:
Recorded investment	––	39	3,946	––	––	––	3,985
Unpaid principal balance	––	39	3,946	––	––	––	3,985
Specific allowance	––	30	645	––	––	––	675

Total impaired loans:
Recorded investment	––	39	4,396	––	––	––	4,435
Unpaid principal balance	––	39	4,540	––	––	––	4,579
Specific allowance	––	30	645	––	––	––	675

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for years ended December 31, 2013 and 2012:

		December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$––	$––	$4,340	$––	$––	$7	$4,347
Interest income recognized	––	––	158	––	––	––	158
Interest income recognized on a cash basis	––	––	––	––	––	––	––

		December 31, 2012
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$10	$105	$3,234	$––	$––	$––	$3,349
Interest income recognized	––	2	130	––	––	––	132
Interest income recognized on a cash basis	––	––	––	––	––	––	––

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables preset information regarding troubled debt restructurings by class for the years ended December 31, 2013 and 2012.

Newly classified troubled debt restructurings:

	2013
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance

Commercial	––	$––	$––
Real Estate:
Residential	––	––	––
Commercial and Multi-Family	1	2,275	2,275
Construction	––	––	––
Seconds and Equity Line	––	––	––
Consumer	5	37	37

Total	6	$2,312	$2,312

	2012
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance

Commercial	––	$––	$––
Real Estate:
Residential	––	––	––
Commercial and Multi-Family	2	1,597	1,597
Construction	––	––	––
Seconds and Equity Line	––	––	––
Consumer	5	––	––

Total	2	$1,597	$1,597

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present information regarding modification balances of newly restructured troubled debt by type of modification for the years ended December 31, 2013 and 2012.

	2013
	Interest Only	Term	Combination	Total

Commercial	$––	$––	$––	$––
Real Estate:
Residential	––	––	––	––
Commercial and Multi-Family	2,275	––	––	2,275
Construction	––	––	––	––
Seconds and Equity Line	––	––	––	––
Consumer	––	21	16	37

Total	$2,275	$21	$16	$2,312

2012
	Interest Only	Term	Combination	Total

Commercial	$––	$––	$––	$––
Real Estate:
Residential	––	––	––	––
Commercial and Multi-Family	––	––	1,597	1,597
Construction	––	––	––	––
Seconds and Equity Line	––	––	––	––
Consumer	––	––	––	––

Total	$––	$––	$1,597	$1,597

The troubled debt restructuring described did not increase the allowance for loan losses or result in charge-offs during the years ended December 31, 2013 and 2012, respectively.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

There were no troubled debt restructurings that subsequently defaulted during 2012.  The following table presents troubled debt restructurings that subsequently defaulted during 2013:

2013
	Number of Loans	Recorded Balance

Commercial	$––	$––
Real Estate:
Residential	––	––
Commercial and Multi-Family	2	1,576
Construction	––	––
Seconds and Equity Line	––	––
Consumer	––	––

Total	$2	$1,576

The Company defines default in this instance as not meeting terms of the modified agreement.

Note 4:          Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2013	2012

Land	$1,053	$1,053
Buildings and improvements	3,657	3,582
Furniture and equipment	1,982	1,778
Software	451	367
Total cost	7,143	6,780
Accumulated depreciation and amortization	(3,492)	(3,251)

Net	$3,651	$3,529

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 5:          Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in mortgage-servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were $60,840,000 and $61,974,000 at December 31, 2013 and 2012, respectively.

The following summarizes the activity in mortgage servicing measured using the fair value method for the periods ended December 31, 2013 and 2012:

	2013	2012

Fair value at the beginning of the period	$497	$440
Servicing rights recorded on sale of loans	78	127
Change in fair value due to payments	(90)	(98)
Other changes in valuation inputs or assumptions	93	28

Fair value at the end of the period	$578	$497

The fair value is estimated using a valuation model that calculates the present value of the future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  The valuation model uses a discounted cash flow methodology.

The following summarizes the key economic assumptions used in determining the fair value of the mortgage-servicing rights at December 31, 2013 and 2012:

	December 31,
	2013	2012

Weighted-average constant prepayment rate	12.5%	18.8%
Weighted-average discount rate	6.2%	5.3%
Weighted expected loan servicing (years)	3.80	3.20

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 6:          Deposits

	December 31
	2013	2012

Noninterest-bearing	$16,566	$14,266
Checking	29,112	29,484
Money market	41,609	38,806
Savings	15,027	13,914
Certificates and other time deposits of $100,000 or more	44,771	34,281
Other certificates and time deposits	51,285	59,049

Total deposits	$198,370	$189,800

December 31, 2013, the scheduled maturities of time deposits are as follows:

2013

2014	$49,257
2015	25,336
2016	14,393
2017	5,128
2018	1,942

$96,056

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 7:          Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $26,000,000 and $24,000,000 at December 31, 2013 and 2012, respectively.  The Federal Home Loan Bank advances are secured by mortgage loans totaling $52,918,000 at December 31, 2013.  Advances, at interest rates from .50% to 3.28% are subject to restrictions or penalties in the event of prepayment.

Maturities of Federal Home Loan Bank advances were as follows at December 31, 2013:

2013

2014	$12,000
2015	1,000
2016	8,000
2017	––
2018	5,000

$26,000

Note 8:          Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in Indiana.  With a few exceptions, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2009.

	2013	2012

Income tax expense
Currently payable
Federal	$485	$415
State	188	139
Deferred
Federal	(127)	(49)
State	(41)	(16)

Total income tax expense	$505	$489

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	532	455
Effect of state income taxes	97	81
Tax-exempt interest	(130)	(66)
Change in valuation allowance	––	60
Cash surrender value of life insurance	(46)	(50)
Other	52	9

Actual tax expense	$505	$489
Effective tax rate	32.3%	36.6%

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A cumulative net deferred tax asset is included in other assets.  The components of the asset are as follows:

	2013	2012

Assets
Allowance for loan losses	$575	$483
Tax credits	—	—
Charitable contributions	176	219
Other	104	27
Other real estate owned	30	—
Securities available for sale	738	—
Total assets	1,623	729

Liabilities
State income tax	(44)	(30)
Depreciation	(48)	(48)
FHLB stock	(27)	(27)
Securities available for sale	—	(268)
Prepaid pension	—	(57)
Mortgage-servicing rights	(232)	(201)
Other	—	—
Total liabilities	(351)	(631)
Net deferred tax asset before valuation allowance	1,272	98

Valuation allowance
Beginning balance	(60)	—
(Increase) decrease during the period	—	(60)
Ending balance	(60)	(60)
Net deferred tax assets	$1,212	$38

The Company’s charitable contribution carryover is $518,000.  The charitable contribution carryover period for the Company is five years.  The contribution carryover begins to expire in 2013 with a significant portion of the carryover not expiring until 2017.  Due to the limited carryover period, a valuation allowance was established during 2012 for the deferred tax asset the Company estimates it will be unable to utilize.

Retained earnings at December 31, 2013 and 2012 include approximately $3,136,000 for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $1,066,000.

The tax expense applicable to realized securities gains for years ended December 31, 2013 and 2012 was $8,000 and $84,000, respectively.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
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

Financial instruments whose contract amount represents credit risk as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012

Commitments to extend credit	$14,249	$15,411
Standby letters of credit	1,095	1,119

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

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
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2013 and 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the Department of Financial Institutions, State of Indiana, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total capital (to risk-weighted assets)	$30,378	17.6%	$13,784	8.0%	$17,231	10.0%
Tier I capital (to risk-weighted assets)	28,221	16.4%	6,892	4.0%	10,338	6.0%
Tier I capital (to average assets)	28,221	11.1%	10,162	4.0%	12,702	5.0%
As of December 31, 2012
Total capital (to risk-weighted assets)	$28,730	18.0%	$12,765	8.0%	$15,956	10.0%
Tier I capital (to risk-weighted assets)	26,735	16.8%	6,382	4.0%	9,574	6.0%
Tier I capital (to average assets)	26,735	10.9%	9,793	4.0%	12,241	5.0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period.  At December 31, 2013, approximately $2,643,000 of retained earnings were available for dividend declaration without prior regulatory approval.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 11:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees.  Effective January 1, 2012, the Company elected the Safe Harbor provisions provided by the Internal Revenue Code.  Under this plan employees may contribute up to 50% of their compensation in 1% increments with the Company matching 100% of the employee’s contribution on the first 3% and 50% of the next 2% of the employee’s compensation.  Employer contributions charged to expense were $77,000 and $86,000 for the years ended December 31, 2013 and December 31, 2012.

Prior to April 24, 2012, the Company provided pension benefits for substantially all of its employees through its participation in a pension fund known as the Pentegra Defined Benefit Plan (Pentegra Plan).  The Company chose to freeze the Pentegra Plan effective April 24, 2012.  The trustees of the Financial Institutions Retirement Fund administer the Pentegra Plan, employer identification number 13-5645888 and plan number 333. This plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Plan. The Pentegra Plan is a single plan under Internal Revenue Code 413(c) and, as a result, all of the assets stand behind all of the liabilities.

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

Pension expense related to this plan was $273,000 and $412,000 for the years ended December 31, 2013 and 2012. Funding status of the plan as of the beginning of the plan years for 2013 and 2012 (July 1st) was 99.08% and 101.97% respectively.

The Company’s contributions for the years ending December 31, 2013 and 2012 were $474,000 and $60,000, respectively.  Total contributions to the Pentegra Plan were $196,473,000 and $299,729,000 for the plan years ended June 30, 2013 and 2012, respectively.  The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan. There have been no significant changes that affect the comparability of the 2013 and 2012 contributions.

The Company executed a nonqualified benefit plan covering certain directors on January 1, 2000.  The plan features deferred compensation benefits for 120 months following retirement for each director.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

During 2004, the Board of Directors approved a proposal to include secular trusts as part of the nonqualified benefit plan.  The same costs that would be recognized under a noncontributory plan are now contributed to secular trusts in the name of each director.  In addition, the tax impact of the contributions to the individual participants is also being recognized as a cost of the retirement plan.  Consequently, the plan was funded at the date of conversion. Retirement plan costs recognized for the years ended December 31, 2013 and 2012 were $156,000 and $159,000, respectively.

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

Note 12:	Share Based Compensation

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares.  The maximum number of shares authorized under the plan is 196,140.  Total share-based compensation expense for the year ended December 31, 2013 was $152,000.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2013	—	—	—
Granted	125,300	$18.75	10.0
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at December 31, 2013	125,300	$18.75	9.5

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

As of December 31, 2013, the Company had $319,000 of unrecognized compensation expense related to stock options.  The cost of stock options will be amortized in monthly installments over the five-year vesting period.  There were no exercisable options vested in the year ended December 31, 2013.  Stock option expense for the year ended December 31, 2013 was $38,000.  The aggregate grant date fair value of the stock options was $357,000.  The total intrinsic value of options as of December 31, 2013 was $13,000.

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2013	—	—
Granted	56,040	$18.75
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2013	56,040	$18.75

As of December 31, 2013, the Company had $937,000 of unrecognized compensation expense related to restricted stock awards.  The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period.  Restricted stock expense for the year ended December 31, 2013 was $114,000.

Note 13:	Employee Stock Ownership Plan

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

ESOP expense for the years ended December 31, 2013 and 2012 was $101,000 and $73,000.

	December 31,
	2013	2012

Allocated shares	11,208	5,604
Unearned shares	100,872	106,476
Total ESOP shares	112,080	112,080

Fair value of unearned shares at December 31	$1,901	$1,656

At December 31, 2013 and 2012 the fair value of the 11,208 and 5,604 allocated shares held by the ESOP was $211,000 and $87,000, respectively.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 14:	Earnings Per Share

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

	December
	2013	2012
Net Income	$1,059	$849
Allocated to participating securities	(25)	—
Net income allocated to common stockholders	$1,034	$849

Weighted average common shares outstanding, gross	1,398,172	1,366,557
Less: Average unearned ESOP shares and participating securities	(133,762)	(106,734)
Weighted average common shares outstanding, net	1,264,410	1,259,823
Effect of diluted based awards	—	—
Weighted average shares and common stock equivalents	1,264,410	1,259,823

Income per common share:
Basic	$0.82	$0.67
Diluted	$0.82	$0.67

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	125,300	N/A

Note 15:	Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  The aggregate amount of loans to such related parties at December 31, 2013 and 2012 was $2,268,000 and $1,745,000, respectively.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Annual activity consisted of the following:

	2013	2012

Balance, beginning of year	$1,745	$1,803
Change in composition	(84)	(5)
New loans	809	133
Repayments	(202)	(186)
Balance, end of year	$2,268	$1,745

Deposits from related parties held by the Bank at December 31, 2013 and 2012 totaled $2,737,000 and $2,907,000 respectively.

Note 16:	Disclosures About Fair Value of Assets and Liabilities

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities.  At December 31, 2013 and 2012, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department.  The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis.  The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

		2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$15,038	$—	$15,038	$—
SBA loan pools	2,796	—	2,796	––
Mortgage-backed securities - GSE residential	41,822	—	41,822	—
Mortgage-servicing rights	578	—	—	578

		2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$13,181	$—	$13,181	$—
SBA loan pools	3,720	—	3,720	––
Mortgage-backed securities - GSE residential	43,709	—	43,709	—
Mortgage-servicing rights	497	—	—	497

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Mortgage-Servicing Rights
	2013	2012

Balances, January 1	$497	$440
Total unrealized gains (losses) included in net income	93	28
Additions (rights recorded on sale of loans)	78	127
Settlements (payments)	(90)	(98)

Balances, December 31	$578	$497

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Total unrealized gains and losses included in net income reflected in the table above are included in loan servicing income, net.

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,762	$—	$—	$2,762

		2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$3,760	$—	$—	$3,760

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

Sensitivity of Significant Unobservable Inputs

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$2,762	Comparative sales based on independent appraisals	Marketability Discount	25.0% - 35.0% (30.0%)
Mortgage-servicing rights	$578	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.5% -6.4% (6.16%) 8.2% - 13.3% (12.5%) 3.3 – 4.0 (3.8)

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$3,760	Comparative sales based on independent appraisals	Marketability Discount	20.0% - 30.0% (20.0%)
Mortgage-servicing rights	$497	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	4.8% -5.4% (5.25%) 12.6% - 20.7% (18.8%) 3.0 – 3.7 (3.2)

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012.

	December 31, 2013
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$6,681	$6,681	$––	$—
Loan held for sale	933	––	933	—
Loans, net	171,353	—	––	173,438
Federal Home Loan Bank stock	1,722	—	1,722	—
Interest receivable	1,068	—	1,068	—
Financial liabilities
Deposits	198,370	102,314	96,345	—
Federal Home Loan Bank advances	26,000	—	25,964	—
Interest payable	71	—	71	—

	December 31, 2012
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$10,708	$10,708	$—	$—
Loan held for sale	1,302	—	1,302	—
Loans, net	159,571	—	—	164,820
Federal Home Loan Bank stock	1,722	—	1,722	—
Interest receivable	1,013	—	1,013	—
Financial liabilities
Deposits	189,800	96,470	94,131	—
Federal Home Loan Bank advances	24,000	—	24,416	—
Interest payable	85	—	85	—

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 17:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2013	2012

Assets
Cash and due from banks	$1,551	$3,746
Investment in subsidiary	27,153	27,193
Other assets	233	240

Total assets	$28,937	$31,179

Other Liabilities	$––	$251

Stockholders’ Equity	28,937	30,928

Total liabilities and stockholders’ equity	$28,937	$31,179

Condensed Statements of Income and Comprehensive Income (Loss)

	2013	2012

Income
Other income	$38	$40

Expenses
Other expenses	371	761

Loss Before Income Tax and Equity in Undistributed Income of Subsidiary	(333)	(721)

Income Tax Benefit	(82)	(237)

Loss Before Equity in Undistributed Income of Subsidiary	(251)	(484)

Equity in Undistributed Income of Subsidiary	1,310	1,333

Net Income	$1,059	$849

Comprehensive Income (Loss)	$(475)	$1,098

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows

	2013	2012

Operating Activities
Net income	$1,059	$849
Adjustments to reconcile net income to net cash used in operating activities	(1,376)	(1,024)
Net cash used in operating activities	(317)	(175)

Investing Activities
Investment in Bank	(32)	(7,500)

Financing Activities
Net proceeds from stock conversion	––	11,417
Dividends paid	(387)	––
Repurchased shares	(1,459)	––
	(1,846)	11,417

Net Change in Cash and Due From Banks	(2,195)	3,742

Cash and Due From Banks at Beginning of Year	3,746	4

Cash and Due From Banks at End of Year	$1,551	$3,746

Note 18:	Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an  NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments were effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption did not have a significant effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

ITEM 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A             Controls and Procedures

(a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” Based on such assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART IV

ITEM 15.            Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2013 and 2012;

(C)	Consolidated Statements of Income for the years ended December 31, 2013, 2012;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012;

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of West End Indiana Bancshares, Inc.*
3.2	Bylaws of West End Indiana Bancshares, Inc.*
4	Form of Common Stock Certificate of West End Indiana Bancshares, Inc.*
10.1	West End Bank, S.B. Supplemental Executive Retirement Plan for John McBride*
10.2	Second Amendment to the West End Bank Supplemental Executive Retirement Plan *
10.3	Form of Director Retirement Plan *
10.4	Form of Amendment to the Director Retirement Plan *
10.5	West End Bank, S.B. Employee Stock Ownership Plan *
10.6	Amended and Restated Employment Agreement with John P. McBride **
10.7	Form of Employment Agreement with Timothy R. Frame and Shelley D. Miller *
10.8	Description of Cash Bonus Plan *
21	Subsidiaries
23	Consent of Independent Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-175509), initially filed July 12, 2011.

**	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 13, 2013.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West End Indiana Bancshares, Inc.

Date: March 28, 2014	By:	/s/ John P. McBride
John P. McBride
President/Chief Executive Officer and Chairman of the Board (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John P. McBride	President/Chief Executive Officer and Chairman of the Board	March 28, 2014
John P. McBride

/s/ Shelley D. Miller	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014
Shelley D. Miller

/s/ Fredric A. Ahuas	Lead Director	March 28, 2014
Fredric A. Ahaus

/s/ Greg Janzow	Director	March 28, 2014
Greg Janzow

/s/ Michael J. Allen	Director	March 28, 2014
Michael J. Allen

/s/ Craig C. Kinyon	Director	March 28, 2014
Craig C. Kinyon

EXHIBIT INDEX

3.1	Articles of Incorporation of West End Indiana Bancshares, Inc.*
3.2	Bylaws of West End Indiana Bancshares, Inc.*
4	Form of Common Stock Certificate of West End Indiana Bancshares, Inc.*
10.1	West End Bank, S.B. Supplemental Executive Retirement Plan for John McBride*
10.2	Second Amendment to the West End Bank Supplemental Executive Retirement Plan *
10.3	Form of Director Retirement Plan *
10.4	Form of Amendment to the Director Retirement Plan *
10.5	West End Bank, S.B. Employee Stock Ownership Plan *
10.6	Amendend and Restated Employment Agreement with John P. McBride **
10.7	Form of Employment Agreement with Timothy R. Frame and Shelley D. Miller *
10.8	Description of Cash Bonus Plan *
21	Subsidiaries
23	Consent of Independent Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-175509), initially filed July 12, 2011.

**	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 13, 2013.

