Form 10-Q
period 2014-03-31
West End Indiana Bancshares, Inc.
filed 2014-05-12
CIK 1523854

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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
YES ☐     NO ☒

As of April 30, 2014, there were 1,379,548 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1.                      Financial Statements

West End Indiana Bancshares, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$1,588,244	$1,347,060
Interest-bearing demand deposits	7,075,397	5,334,141
Cash and cash equivalents	8,663,641	6,681,201
Investment securities available for sale	58,265,226	59,655,585
Loans held for sale	745,800	933,396
Loans, net of allowance for loan losses of $2,434,593 and $2,398,233	175,461,921	171,352,984
Premises and equipment	3,598,208	3,651,257
Federal Home Loan Bank stock	1,722,100	1,722,100
Interest receivable	975,472	1,068,383
Bank-owned life insurance	5,059,134	5,024,319
Foreclosed real estate held for sale	318,645	382,450
Other assets	3,425,905	3,894,769

Total assets	$258,236,052	$254,366,444

Liabilities and Equity

Liabilities
Deposits	$200,699,571	$198,370,291
Federal Home Loan Bank advances	27,000,000	26,000,000
Interest payable	78,053	71,450
Other liabilities	827,494	988,073
Total liabilities	228,605,118	225,429,814

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.01 par value per share: Issued and outstanding 1,379,548 and 1,379,548	13,795	13,795
Additional paid in capital	11,739,092	11,657,969
Retained earnings	19,594,272	19,399,094
Unearned employee stock ownership plan (ESOP)	(994,710)	(1,008,720)
Accumulated other comprehensive loss	(721,515)	(1,125,508)
Total stockholder’s equity	29,630,934	28,936,630
Total liabilities and stockholder’s equity	$258,236,052	$254,366,444

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,517,906	$2,439,508
Investment securities	319,081	302,733
Other	26,707	17,086
Total interest income	2,863,694	2,759,327

Interest Expense
Deposits	305,745	385,105
Federal Home Loan Bank advances	110,220	139,397
Total interest expense	415,965	524,502

Net Interest Income	2,447,729	2,234,825
Provision for loan losses	344,000	259,000
Net Interest After Provision for Loan Losses	2,103,729	1,975,825

Other Income
Service charges on deposit accounts	129,420	136,028
Loan servicing income, net	386	51,254
Debit card income	66,440	56,725
Gain on sale of loans	32,651	108,381
Gain on cash surrender value of life insurance	34,815	37,200
Loss on sale of other assets	(23,936)	(63,317)
Other income	5,708	3,097
Total other income	245,484	329,368

Other Expense
Salaries and employee benefits	1,108,587	998,038
Net occupancy	138,378	112,431
Data processing fees	80,586	83,084
Professional fees	89,408	116,997
Director Expenses	49,002	58,636
Advertising	43,683	49,029
ATM charges	49,520	37,927
Postage and courier	53,014	42,846
FDIC insurance premiums	49,500	45,401
Other expenses	286,216	328,600
Total other expenses	1,947,894	1,872,989

Income Before Income Tax	401,319	432,204
Income tax expense	130,093	135,395

Net Income	$271,226	$296,809

Earnings Per Share
Basic	$0.21	$0.23
Diluted	0.21	0.23
Dividends Per Share	0.06	0.06

The accompanying notes are an integral part of these financial statements.

2

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income	$271,226	$296,809
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $264,869 and $(137,893)	403,993	(210,323)
Comprehensive income	$675,219	$86,486

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Operating Activities
Net income	$271,226	$296,809
Items not requiring (providing) cash
Provision for loan losses	344,000	259,000
Depreciation and amortization	62,820	56,515
Investment securities amortization, net	175,664	238,857
Loan originated for sale	(1,847,638)	(4,044,198)
Proceeds on loans sold	2,048,723	4,759,023
Gain on loans sold	(32,651)	(108,381)
Net change in
Interest receivable	92,911	(23,256)
Interest payable	6,603	11,657
Cash surrender value of life insurance	(34,815)	(37,200)
Prepaid FDIC insurance	—	41,911
Other adjustments	170,266	(481,165)
Net cash provided by operating activities	1,257,109	969,572

Investing Activities
Purchases of securities available for sale	—	(10,663,021)
Proceeds from maturities of securities available for sale	1,883,557	2,671,389
Net change in loans	(4,581,982)	274,212
Purchase of premises and equipment	(9,771)	(95,724)
Proceeds from sale of foreclosed real estate	180,295	25,866
Net cash used in investing activities	(2,527,901)	(7,787,278)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	1,556,815	1,003,184
Net change in certificates of deposit	772,465	139,033
Repayment of FHLB advances	(11,000,000)	—
Proceeds from FHLB advances	12,000,000	5,000,000
Cash dividends	(76,048)	(153,827)
Net cash provided by financing activities	3,253,232	5,988,390

Net Change in Cash and Cash Equivalents	1,982,440	(829,316)

Cash and Cash Equivalents, Beginning of Year	6,681,201	10,708,357

Cash and Cash Equivalents, End of Year	$8,663,641	$9,879,041

Additional Cash Flows Information
Interest paid	$409,362	$512,845
Income tax paid	260,000	580,000
Real estate acquired in settlement of loans	129,045	282,381
Sale and financing of foreclosed real estate	—	349,369

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2014

	Common Stock
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(Unaudited)
Balances at January 1, 2014	1,379,548	$13,795	$11,657,969	$19,399,094	$(1,008,720)	$(1,125,508)	$28,936,630
Net income	—	—	—	271,226	—	—	271,226
Other comprehensive income	—	—	—	—	—	403,993	403,993
ESOP shares earned	—	—	11,694	—	14,010	—	25,704
Stock Based Compensation Expense	—	—	69,429	—	—	—	69,429
Cash dividends ($0.06 per share)	—	—	—	(76,048)	—	—	(76,048)

Balances at March 31, 2014	1,379,548	$13,795	$11,739,092	$19,594,272	$(994,710)	$(721,515)	$29,630,934

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	March 31, 2014
	(Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$16,243	$29	$(661)	$15,611
SBA loan pools	2,782	17	—	2,799
Mortgage-backed securities - GSE residential	40,435	162	(742)	39,855
Total available for sale	$59,460	$208	$(1,403)	$58,265

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$16,254	$3	$(1,219)	$15,038
SBA loan pools	2,787	16	(7)	2,796
Mortgage-backed securities - GSE residential	42,478	187	(843)	41,822
Total available for sale	$61,519	$206	$(2,069)	$59,656

The amortized cost and fair value of securities available for sale at March 31, 2014 (unaudited) and December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	(Unaudited)		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$—	$—	$—	$—
Five to ten years	4,769	4,646	4,522	4,339
After ten years	11,474	10,965	11,732	10,699
	16,243	15,611	16,254	15,038
SBA loan pools	2,782	2,799	2,787	2,796
Mortgage-backed securities - GSE residential	40,435	39,855	42,478	41,822
Totals	$59,460	$58,265	$61,519	$59,656

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $2,001,000 at March 31, 2014 (unaudited). Securities pledged at December 31, 2013 were $402,000.

There were no sales of available for sale securities for the three months ended March 31, 2014 (unaudited) and 2013 (unaudited).

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2014 (unaudited) and December 31, 2013 was $43,481,000 and $47,669,000, which is approximately 75% and 80% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at March 31, 2014 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$7,059	$(200)	$6,202	$(461)	$13,261	$(661)
Mortgage-backed securities - GSE residential	17,256	(366)	12,964	(376)	30,220	(742)
	$24,315	$(566)	$19,166	$(837)	$43,481	$(1,403)

Securities with unrealized losses at December 31, 2013 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$12,307	$(995)	$1,954	$(224)	$14,261	$(1,219)
SBA loan pools	1,247	(7)	—	—	1,247	(7)
Mortgage-backed securities - GSE residential	23,176	(593)	8,985	(250)	32,161	(843)
	$36,730	$(1,595)	$10,939	$(474)	$47,669	$(2,069)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

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

Categories of loans include:

	(Unaudited) March 31, 2014	December 31, 2013
	(In Thousands)
Commercial	$9,808	$9,114
Real estate loans
Residential	63,676	60,960
Commercial and multi-family	36,653	35,915
Construction	765	1,475
Second mortgages and equity lines of credit	4,235	4,372
Consumer loans
Indirect	50,684	50,829
Other	12,199	11,208
	178,020	173,873
Less
Net deferred loan fees, premiums and discounts	123	122
Allowance for loan losses	2,435	2,398
Total loans	$175,462	$171,353

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2014 (unaudited) and 2013 (unaudited).

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2014:
Balance, beginning of year	$36	$433	$1,238	$—	$35	$656	$2,398
Provision for losses	(6)	174	(11)	—	2	185	344
Recoveries on loans	—	—	—	—	—	12	12
Loans charged off	––	(156)	—	—	—	(163)	(319)

Balance, end of year	$30	$451	$1,227	$—	$37	$690	$2,435

Three Months Ended March 31, 2013:
Balance, beginning of year	$54	$542	$829	$4	$32	$552	$2,013
Provision for losses	2	(28)	24	1	12	248	259
Recoveries on loans	—	3	—	—	—	10	13
Loans charged off	––	(36)	—	—	(11)	(207)	(254)

Balance, end of year	$56	$481	$853	$5	$33	$603	$2,031

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2014 (unaudited) and December 31, 2013:

	(Unaudited) March 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$30	$451	$1,227	$—	$37	$690	$2,435
Individually evaluated for impairment	—	––	1,087	—	—	—	1,087
Collectivity evaluated for impairment	30	451	140	—	37	690	1,348
Loans:
Ending balance	9,808	63,676	36,653	765	4,235	62,883	178,020
Individually evaluated for impairment	—	––	4,299	—	—	31	4,330
Collectivity evaluated for impairment	9,808	63,676	32,354	765	4,235	62,852	173,690

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$36	$433	$1,238	$—	$35	$656	$2,398
Individually evaluated for impairment	—	—	1,087	—	—	—	1,087
Collectivity evaluated for impairment	36	433	151	—	35	656	1,311
Loans:
Ending balance	9,114	60,960	35,915	1,475	4,372	62,037	173,873
Individually evaluated for impairment	—	—	4,301	—	—	37	4,338
Collectivity evaluated for impairment	9,114	60,960	31,614	1,475	4,372	62,000	169,535

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2014 (unaudited) and December 31, 2013:

	(Unaudited)
	March 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$9,783	$63,546	$28,940	$765	$4,136	$62,883	$170,053
Watch	25	18	—	—	—	—	43
Special Mention	—	112	3,422	—	99	—	3,633
Substandard	—	––	2,725	—	—	—	2,725
Doubtful	—	—	1,566	—	—	—	1,566
Loss	—	—	—	—	—	—	—
Total	$9,808	$63,676	$36,653	$765	$4,235	$62,883	$178,020

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$8,717	$60,830	$28,731	$1,475	$4,273	$62,037	$166,063
Watch	25	130	1,696	—	—	—	1,851
Special Mention	––	––	1,187	—	99	—	1,286
Substandard	372	––	4,301	—	—	––	4,673
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––
Total	$9,114	$60,960	$35,915	$1,475	$4,372	$62,037	$173,873

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during 2014.

The following table presents the Bank’s loan portfolio aging analysis as of March 31, 2014 (unaudited) and December 31, 2013:

	(Unaudited) March 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$—	$267	$––	$––	$6	$676	$949
60-89 days past due	––	––	—	—	—	220	220
Greater than 90 days and accruing	2	90	—	—	14	261	367
Nonaccrual	—	1,123	2,037	—	––	—	3,160
Total past due and nonaccrual	2	1,480	2,037	––	20	1,157	4,696
Current	9,806	62,196	34,616	765	4,215	61,726	173,324

Total	$9,808	$63,676	$36,653	$765	$4,235	$62,883	$178,020

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$16	$303	$—	$––	$—	$1,383	$1,702
60-89 days past due	—	340	6	—	14	314	674
Greater than 90 days and accruing	—	248	—	—	—	337	585
Nonaccrual	—	978	2,016	—	—	—	2,994
Total past due and nonaccrual	16	1,869	2,022	––	14	2,034	5,955
Current	9,098	59,091	33,893	1,475	4,358	60,003	167,918

Total	$9,114	$60,960	$35,915	$1,475	$4,372	$62,037	$173,873

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2014 (unaudited) and for the year ended December 31, 2013:

	(Unaudited)
	March 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$450	$—	$—	$31	$481
Unpaid principal balance	—	—	594	—	—	31	625

Impaired loans with a specific allowance:
Recorded investment	—	––	3,849	—	—	—	3,849
Unpaid principal balance	—	––	3,849	—	––	—	3,849
Specific allowance	—	––	1,087	—	—	—	1,087

Total impaired loans:
Recorded investment	—	––	4,299	—	—	31	4,330
Unpaid principal balance	—	––	4,443	—	—	31	4,474
Specific allowance	—	––	1,087	—	—	—	1,087

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$––	$––	$450	$––	$––	$37	$487
Unpaid principal balance	––	––	594	––	––	37	631

Impaired loans with a specific allowance:
Recorded investment	––	––	3,851	––	––	––	3,851
Unpaid principal balance	––	––	3,851	––	––	––	3,851
Specific allowance	––	––	1,087	––	––	––	1,087

Total impaired loans:
Recorded investment	––	––	4,301	––	––	37	4,338
Unpaid principal balance	––	––	4,445	––	––	37	4,482
Specific allowance	––	––	1,087	––	––	––	1,087

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2014 (unaudited) and 2013 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2014:
Total impaired loan:
Average recorded investment	$––	$––	$4,296	$—	$—	$34	$4,330
Interest income recognized	—	—	31	—	—	—	31
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2013:
Total impaired loan:
Average recorded investment	$––	$––	$4,394	$—	$—	$—	$4,394
Interest income recognized	—	—	51	—	—	—	51
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

During the three months ended March 31, 2014 (unaudited) and 2013 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three months ended March 31, 2014 and 2013.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At March 31, 2014 (unaudited) and December 31, 2013, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 (unaudited) and December 31, 2013:

		(Unaudited) March 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$15,611	$—	$15,611	$—
SBA loan pools	2,799	––	2,799	––
Mortgage-backed securities - GSE residential	39,855	—	39,855	—
Mortgage-servicing rights	560	—	—	560

		December 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$15,038	$—	$15,038	$—
SBA loan pools	2,796	––	2,796	––
Mortgage-backed securities - GSE residential	41,822	—	41,822	—
Mortgage-servicing rights	578	—	—	578

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited) Mortgage-Servicing Rights
	Months Ended March 31,
	2014	2013
	(In Thousands)
Balances, beginning of period	$578	$497
Total unrealized gains (losses) included in net income	(18)	47
Additions (rights recorded on sale of loans)	19	39
Settlements (payments)	(19)	(34)
Balances, end of period	$560	$549

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

(Unaudited) March 31, 2014
Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)

Impaired loans	$—	$—	$—	$—

		December 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$2,762	$—	$—	$2,762

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage-servicing rights	$560	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.3% -6.3%(6.0%) 9.2% - 13.5% (13.0%) 3.1-3.9 (3.7)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$2,762	Comparative sales based on independent appraisals	Marketability Discount	25.0% - 35.0%(30.0%)

Mortgage-servicing rights	$578	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.5% -6.4%(6.2%) 8.2% - 13.3% (12.5%) 3.3 – 4.0 (3.8)

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

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2014 (unaudited) and December 31, 2013.

	(Unaudited) March 31,
	2014
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$8,664	$8,664	$––	$––
Loan held for sale	746	––	746	––
Loans, net	175,462	––	––	177,485
Federal Home Loan Bank stock	1,722	––	1,722	––
Interest receivable	975	––	975	––

Financial liabilities
Deposits	200,700	103,872	97,139	––
Federal Home Loan Bank advances	27,000	—	26,956	––
Interest payable	78	––	78	––

	December 31,
	2013
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$6,681	$6,681	$––	$—
Loan held for sale	933	––	933	—
Loans, net	171,353	––	––	173,438
Federal Home Loan Bank stock	1,722	––	1,722	—
Interest receivable	1,068	––	1,068	—

Financial liabilities
Deposits	198,370	$102,314	96,345	—
Federal Home Loan Bank advances	26,000	––	25,964	—
Interest payable	71	––	71	—

NOTE 7: Recent Accounting Pronouncements

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

	(Unaudited)
	Three Months Ended March 31,
	2014	2013

Net Income	$271	$297
Allocated to participating securities	(12)	—
Net income allocated to common stockholders	$259	$297

Weighted average common shares outstanding, gross	1,379,548	1,401,008
Less: Average unearned ESOP shares and participating securities	(156,429)	(106,004)
Weighted average common shares outstanding, net	1,223,119	1,295,004
Effect of diluted based awards	—	—
Weighted average shares and common stock equivalents	1,223,119	1,295,004

Income per common share:
Basic	$0.21	$0.23
Diluted	$0.21	$0.23

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	125,300	N/A

NOTE 9: Reclassifications

Certain reclassifications have been made to the 2013 condensed consolidated financial statements to conform to the March 31, 2014 presentation.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the three months ended March 31, 2014 was $69,000.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2014	125,300	$18.75	9.5
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at March 31, 2014	125,300	$18.75	9.3

As of March 31, 2014, the Company had $301,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. There were no exercisable options vested in the three months ended March 31, 2014. Stock option expense for the three months ended March 31, 2014 was $17,000. The aggregate grant date fair value of the stock options granted in 2013 was $357,000. The total intrinsic value of options as of March 31, 2014 was $0.

For the stock options granted in 2013, the fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2014	56,040	$18.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2014	56,040	$18.75

As of March 31, 2014 the Company had $885,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three months ended March 31, 2014 was $52,000.

NOTE 11: Employee Stock Ownership Plan

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

ESOP expense for the three months ended March 31, 2014 was $26,000.

	Three Months Ended
	March 31,
	2014	2013
Allocated shares	11,208	5,604
Unreleased shares	100,872	106,476
Total ESOP shares	112,080	112,080

Fair value of unreleased shares at March 31 (in thousands)	$1,796	$1,779

At March 31, 2014 and 2013 the fair value of the 11,208 and 5,604 allocated shares held by the ESOP was $200,000 and $95,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

statements of our goals, intentions and expectations;

statements regarding our business plans, prospects, growth and operating strategies;

statements regarding the asset quality of our loan and investment portfolios; and

estimates of our risks and future costs and benefits.

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

competition among depository and other financial institutions;

our success in continuing to emphasize consumer lending, including indirect automobile lending;

our ability to improve our asset quality even as we increase our non-residential lending;

our success in maintaining our commercial and multi-family real estate and our non-owner occupied one- to four-family residential real estate and commercial business lending;

changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments;

adverse changes in the securities markets;

 changes in laws or government regulations or policies affecting financial institutions, including changes in deposit insurance premiums, regulatory fees and capital requirements, which increase our compliance costs;

our ability to enter new markets successfully and capitalize on growth opportunities;

changes in consumer spending, borrowing and savings habits;

 changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

changes in our organization, compensation and benefit plans;

loan delinquencies and changes in the underlying cash flows of our borrowers;

changes in our financial condition or results of operations that reduce capital available to pay dividends; and

changes in the financial condition or future prospects of issuers of securities that we own.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2014.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets increased $3.8 million, or 1.5%, to $258.2 million at March 31, 2014 from $254.4 million at December 31, 2013. The increase was primarily the result of an increase in cash and net loans, partially offset by a decrease in investment securities available for sale.

Total cash and cash equivalents increased $2.0 million, or 29.9%, to $8.7 million at March 31, 2014 from $6.7 million at December 31, 2013. The increase in total cash and cash equivalents reflected cash flow from investments and normal fluctuations from operations.

Securities classified as available for sale decreased $1.4 million, or 2.3%, to $58.3 million at March 31, 2014 from $59.7 million at December 31, 2013. Principal and interest payments from these securities were not re-invested but used to fund loan growth. At March 31, 2014, securities classified as available for sale consisted of mortgage-backed securities, municipal obligations and SBA loan pools.

Net loans, including loans held for sale, increased $3.9 million, or 2.3%, to $176.2 million at March 31, 2014 from $172.3 million at December 31, 2013, due to increases in real estate loans of $2.7 million, commercial and commercial plus multi-family loans of $1.4 million. These increases were offset by a decrease in construction loans of $710,000, or 48.1%, to $765,000 at March 31, 2014 from $1.5 million at December 31, 2013. Total non-performing loans decreased $52,000 to $3.5 million at March 31, 2014 from $3.6 million at December 31, 2013.

Deposits increased $2.3 million, or 1.2%, to $200.7 million at March 31, 2014 from $198.4 million at December 31, 2013. The increase was a result of growth in commercial and retail accounts and normal business trends from existing customers. Our core interest bearing deposits increased $1.6 million and certificates of deposit increased $772,000.

Federal Home Loan Bank advances increased $1.0 million to $27.0 million at March 31, 2014 from $26.0 million at December 31, 2013. These advances were used to fund loan growth.

Total equity increased $694,000, or 2.4%, to $29.6 million at March 31, 2014, from $28.9 million at December 31, 2013, due primarily to net income of $271,000 for the 2014 quarter, and an increase in other accumulated comprehensive income of $404,000, stock based compensation expense offset by quarterly dividends of $0.06 per share.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. We recorded net income of $271,000 for the quarter ended March 31, 2014 compared to net income of $297,000 for the quarter ended March 31, 2013. Although our net interest income after provision increased quarter to quarter, the decrease in net income resulted primarily from a decrease of $84,000 in total other income and an increase of $75,000 in total other expenses.

Interest and Dividend Income. Interest and dividend income increased $104,000, or 3.8%, to $2.86 million for the quarter ended March 31, 2014 from $2.76 million for the quarter ended March 31, 2013. The average balance of total interest-earning assets increased $7.5 million, or 3.2%, to $243.9 million for the quarter ended March 31, 2014 from $236.4 million for the quarter ended March 31, 2013 and the rate earned on these assets also increased slightly to 4.76% for the period ended March 31, 2014 from 4.73% for the period ended March 31, 2013.

Interest income on loans increased $78,000, or 3.2%, to $2.52 million for the quarter ended March 31, 2014 from $2.44 million for the quarter ended March 31, 2013, as the increase in the average balance of loans was partially offset in part by a decrease in the average yield on our loans. The average balance of net loans increased $12.4 million, or 7.6%, to $174.7 million for the quarter ended March 31, 2014 from $162.3 million for the quarter ended March 31, 2013. However, the average yield on our loan portfolio decreased 25 basis points to 5.84% for the quarter ended March 31, 2014 from 6.09% for the quarter ended March 31, 2013, reflecting the continued lower market interest rate environment.

Interest income on investment securities decreased $16,000 to $319,000 for the quarter ended March 31, 2014 from $303,000 for the quarter ended on March 31, 2013. The average balance of our securities available for sale decreased $3.0 million, or 4.7%, to $60.6 million for the quarter ended March 31, 2014 from $63.6 million for the quarter ended March 31, 2013, partially offset by an increase of the average yield on our securities portfolio by 20 basis points, to 2.13% for the quarter ended March 31, 2014 from 1.93% for the quarter ended March 31, 2013.

Interest Expense. Interest expense decreased $109,000, or 20.8%, to $416,000 for the quarter ended March 31, 2014 from $525,000 for the quarter ended March 31, 2013. The average rate paid on deposits decreased 21 basis points to 0.68% for the quarter ended March 31, 2014 from 0.89% for the quarter ended March 31, 2013, as the Bank repriced its deposit rates in the declining market interest rate environment. The average balance of interest-bearing deposits increased $7.3 million, or 4.1%, to $183.6 million for the quarter ended March 31, 2014 from $176.3 million for the quarter ended March 31, 2013. The increase in the average balance of deposits comprised from a decrease of certificate of deposits of $1.9 million an increase in core interest-bearing checking and savings accounts of $1.6 million, and an increase in money market accounts of $3.8 million.

The average balance of our money market accounts increased $3.8 million, or 9.6%, to $43.5 million for the quarter ended March 31, 2014 from $39.7 million for the quarter ended March 31, 2013 as customers with maturing certificates of deposit elected to keep funds more liquid in the low rate environment. In addition, the interest expense on our money market accounts declined from $45,000 to $39,000, due to the decrease of 10 basis points in the cost of these deposits to 0.36% for the March 31, 2014 quarter from 0.46% for the March 31, 2013 quarter, reflecting lower market interest rates. Interest expense on certificates of deposit decreased $72,000, or 22.2%, to $253,000 for the quarter ended March 31, 2014 from $325,000 for the year-earlier period. The rate paid on certificate of deposits decreased 33 basis points to 1.08% for the 2014 period from 1.41% for the 2013 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $29,000, or 20.9%, to $110,000 for the quarter ended March 31, 2014 from $139,000 for the quarter ended March 31, 2013, reflecting a decrease of 39 basis points in the rate to 1.67% for the quarter ended March 31, 2014 from 2.06% for the quarter ended March 31, 2013.

Net Interest Income. Net interest income increased $213,000, or 9.5%, to $2.5 million for the quarter ended March 31, 2014 from $2.2 million for the quarter ended March 31, 2013. Our net interest rate spread increased to 3.96% from 3.69%, and our net interest margin increased to 4.01% from 3.78%, quarter to quarter.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies —Allowance for Loan Losses.” in our annual report on Form 10-K filed on March 28, 2014, we recorded a provision for loan losses of $344,000 for the quarter ended March 31, 2014, an increase of $85,000 from $259,000 allocated for the quarter ended March 31, 2013. The allowance for loan losses to total loans was 1.37% at March 31, 2014, 1.38% at December 31, 2013 and 1.26% at March 31, 2013. At March 31, 2014, non-performing loans including troubled debt restructurings, totaled $5.8 million, or 3.3% of total loans, as compared to 5.9 million, or 3.4% of total loans at December 31, 2013 and $3.7 million, or 2.3% of total loans, at March 31, 2013.

The allowance for loan losses as a percentage of non-performing loans was 69.04% at March 31, 2014 compared to 67.02% at December 31, 2013, as there was a minimal change in non-performing loans. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2014 and 2013.

Other Income. Other income decreased $84,000, or 25.5%, to $245,000 for the quarter ended March 31, 2014 from $329,000 for the quarter ended March 31, 2013. The decrease was primarily due to the net effect of decreased gains on sale of loans and loan servicing income partially offset by the decreased in losses in sale of other assets. Gain on sale of loans decreased $75,000 to $33,000 for the quarter ended March 31, 2014 as compared to $108,000 for the quarter ended March 31, 2013 due to the determination that for asset liability management it was more advantageous to hold newly originated 1-4 family fixed rate mortgages in the Bank’s portfolio than to sell them. Loan servicing income, net decreased $51,000 from prior quarter due to reduction in loan sales and third party fair market valuation. Losses on sale of assets decreased $39,000 compared to the prior quarter.

Other Expense. Other expense increased $75,000, or 4.0%, to $1.95 million for the quarter ended March 31, 2014 from $1.87 million for the quarter ended March 31, 2013. Notable changes included an increase in salaries and employee benefits of $111,000. Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums, addition of an internal auditor, and contributions to ESOP and stock award plan. The new expense of the internal auditor was partially offset by a reduction in professional services. Net occupancy expense increased $26,000 due to normal maintenance on facilities.

Income Tax Expense. We recorded income tax expense of $130,000 for the quarter ended March 31, 2014 compared to a tax expense of $135,000 for the 2013 period, reflecting pre-tax income of $401,000 during the 2014 quarter versus a pre-tax income of $432,000 for the quarter ended March 31, 2013. Our effective tax rate was 32.4% for the quarter ended March 31, 2014 compared to 31.3% for the quarter ended March 31, 2013.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.3 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $2.5 million and $7.8 million for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $3.3 million and $6.0 million for the three months ended March 31, 2014 and 2013, respectively, resulting from our strategy of growing our public fund certificates of deposit, deposit accounts from our commercial borrowers and a general growth in all deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At March 31, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $28.6 million, or 11.1% of adjusted total assets, which is above the required level of $10.3 million, or 4%; and total risk-based capital of $30.8 million, or 17.6% of risk-weighted assets, which is above the required level of $14.0 million, or 8%. Accordingly West End Bank, S.B. was categorized as well capitalized at March 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2014, we had outstanding commitments to originate loans of $14.7 million and stand-by letters of credit of $1.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2014 totaled $49.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEST END INDIANA BANCSHARES, INC.

Date: May 12, 2014	/s/ John P. McBride
John P. McBride
President/Chief Executive Officer and Chairman of the Board

Date: May 12, 2014	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

