Form 10-Q
period 2014-06-30
West End Indiana Bancshares, Inc.
filed 2014-08-13
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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
YES ☐     NO ☒

As of August 13, 2014, there were 1,378,422 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$1,486,120	$1,347,060
Interest-bearing demand deposits	8,460,545	5,334,141
Cash and cash equivalents	9,946,665	6,681,201
Investment securities available for sale	49,323,645	59,655,585
Loans held for sale	507,625	933,396
Loans, net of allowance for loan losses of $2,282,143 and $2,398,233	181,923,285	171,352,984
Premises and equipment	3,558,151	3,651,257
Federal Home Loan Bank stock	1,722,100	1,722,100
Interest receivable	910,186	1,068,383
Bank-owned life insurance	5,087,489	5,024,319
Foreclosed real estate held for sale	90,845	382,450
Other assets	3,225,756	3,894,769

Total assets	$256,295,747	$254,366,444

Liabilities and Equity

Liabilities
Deposits	$197,964,538	$198,370,291
Federal Home Loan Bank advances	27,000,000	26,000,000
Interest payable	64,301	71,450
Other liabilities	910,773	988,073
Total liabilities	225,939,612	225,429,814

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,378,422 and 1,379,548	13,784	13,795
Additional paid in capital	11,799,164	11,657,969
Retained earnings	19,842,598	19,399,094
Unearned employee stock ownership plan (ESOP)	(980,700)	(1,008,720)
Accumulated other comprehensive loss	(318,711)	(1,125,508)
Total stockholders’ equity	30,356,135	28,936,630
Total liabilities and stockholders’ equity	$256,295,747	$254,366,444

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,666,927	$2,471,845	$5,184,833	$4,911,353
Investment securities	255,475	246,124	574,556	548,857
Other	18,873	16,117	45,580	33,203
Total interest income	2,941,275	2,734,086	5,804,969	5,493,413

Interest Expense
Deposits	306,146	348,505	611,891	733,610
Federal Home Loan Bank advances	95,466	141,356	205,686	280,753
Total interest expense	401,612	489,861	817,577	1,014,363

Net Interest Income	2,539,663	2,244,225	4,987,392	4,479,050
Provision for loan losses	525,000	246,000	869,000	505,000
Net Interest After Provision for Loan Losses	2,014,663	1,998,225	4,118,392	3,974,050

Other Income
Service charges on deposit accounts	149,600	138,191	279,020	274,219
Loan servicing income (loss), net	14,534	(26,689)	14,920	24,565
Debit card income	72,041	63,069	138,481	119,794
Gain on sale of loans	118,555	75,875	151,206	184,256
Net realized gains on sales of available-for-sale securities (includes $105,596 and $19,839, $105,596 and $19,839, respectively, related to accumulated other comprehensive earnings reclassifications)	105,596	19,839	105,596	19,839
Gain on cash surrender value of life insurance	28,354	37,200	63,169	74,400
Gain (loss) on sale of other assets	37,092	1,483	13,156	(61,834)
Other income	5,511	2,549	11,219	5,646
Total other income	531,283	311,517	776,767	640,885

Other Expense
Salaries and employee benefits	1,167,927	1,016,607	2,276,514	2,014,645
Net occupancy	131,368	127,289	269,746	239,720
Data processing fees	77,207	86,785	157,793	169,869
Professional fees	142,621	104,272	232,029	221,269
Director expenses	41,490	59,079	90,492	117,715
Advertising	50,343	66,783	94,026	115,812
ATM charges	58,004	47,886	107,524	85,813
Postage and courier	53,716	48,867	106,730	91,713
FDIC insurance premiums	51,700	44,000	101,200	89,401
Other expenses	298,732	282,093	584,948	610,693
Total other expenses	2,073,108	1,883,661	4,021,002	3,756,650

Income Before Income Tax	472,838	426,081	874,157	858,285
Income tax expense (includes $41,827 and $7,858, $41,827 and $7,858, respectively, related to income tax expense from reclassification items)	148,463	132,665	278,556	268,060

Net Income	$324,375	$293,416	$595,601	$590,225
Earnings Per Share
Basic	$0.25	$0.23	$0.47	$0.46
Diluted	0.25	0.23	0.47	0.46
Dividends Per Share	0.06	0.06	0.12	0.12

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net income	$324,375	$293,416	$595,601	$590,225
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $305,916 and $(784,704), $570,785 and $(922,598)	466,573	(1,196,877)	870,566	(1,407,200)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $41,827 and $7,858, $41,827 and $7,858	63,769	11,981	63,769	11,981
	402,804	(1,208,858)	806,797	(1,419,181)

Comprehensive income (loss)	$727,179	$(915,442)	$1,402,398	$(828,956)

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Operating Activities
Net income	$595,601	$590,225
Items not requiring (providing) cash
Provision for loan losses	869,000	505,000
Depreciation and amortization	127,223	114,870
Investment securities amortization, net	381,881	560,607
Investment securities gains	(105,596)	(19,839)
Loan originated for sale	(4,790,789)	(6,723,188)
Proceeds on loan sold	5,284,526	6,866,878
Gain on loans sold	(151,206)	(184,256)
Net change in
Interest receivable	158,197	28,294
Interest payable	(7,149)	(4,416)
Cash surrender value of life insurance	(63,169)	(74,400)
Prepaid FDIC insurance	—	207,202
Other adjustments	278,404	(717,930)
Net cash provided by operating activities	2,576,923	1,149,047

Investing Activities
Purchases of securities available for sale	(2,736,730)	(14,170,111)
Proceeds from maturities of securities available for sale	4,240,595	6,362,010
Proceeds from sales of securities available for sale	9,887,545	471,527
Net change in loans	(11,461,560)	(6,469,598)
Purchase of premises and equipment	(34,117)	(155,363)
Proceeds from sale of foreclosed real estate	372,051	25,866
Net cash provided by (used in) investing activities	267,784	(13,935,669)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	2,811,775	7,443,445
Net change in certificates of deposit	(3,217,528)	3,333,557
Repurchased shares	(21,393)	(736,046)
Repayment of FHLB advances	(11,000,000)	(4,000,000)
Proceeds from FHLB advances	12,000,000	9,500,000
Cash dividends	(152,097)	(232,007)
Net cash provided by financing activities	420,757	15,308,949

Net Change in Cash and Cash Equivalents	3,265,464	2,522,327

Cash and Cash Equivalents, Beginning of Period	6,681,201	10,708,357

Cash and Cash Equivalents, End of Period	$9,946,665	$13,230,684

Additional Cash Flows Information
Interest paid	$824,726	$1,018,780
Income tax paid	280,000	760,000
Real estate acquired in settlement of loans	370,932	401,981
Sale and financing of foreclosed real estate	311,385	395,273

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2014

	Common Stock					Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Unaudited)
Balances at January 1, 2014	1,379,548	$13,795	$11,657,969	$19,399,094	$(1,008,720)	$(1,125,508)	$28,936,630
Net income	—	—	—	595,601	—	—	595,601
Other comprehensive loss	—	—	—	—	—	806,797	806,797
ESOP shares earned	—	—	22,948	—	28,020	—	50,968
Stock Based Compensation Expense	—	—	139,629	—	—	—	139,629
Shares Repurchased	(1,126)	(11)	(21,382)	—	—	—	(21,393)
Cash dividends ($0.12 per share)	—	—	—	(152,097)	—	—	(152,097)
Balances at June 30, 2014	1,378,422	$13,784	$11,799,164	$19,842,598	$(980,700)	$(318,711)	$30,356,135

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Form 10-Q

Notes to Condensed Consolidated Financial Statements

NOTE 1: Nature of Operations and Conversion

West End Bank, S.B. (the “Bank”), is an Indiana-chartered savings bank headquartered in Richmond, Indiana that was organized in 1984 and it is the wholly owned subsidiary of West End Indiana Bancshares, Inc. (the “Company”), a Maryland corporation.

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

The Bank reorganized into a mutual holding company structure in 2007.  On January 11, 2012, in accordance with a Plan of Conversion and Reorganization ( the “Conversion”), West End Bank, MHC (MHC), the Bank’s former federally chartered mutual holding company completed a mutual-to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of the Company. In connection with the Conversion, the Company sold 1,363,008 shares of common stock, at an offering price of $10 per share, and issued an additional 38,000 shares of its common stock to the West End Bank Charitable Foundation (the “Foundation”), resulting in an aggregate issuance of 1,401,008 shares of common stock.  The Company’s stock began being quoted on the OTC Bulletin Board on January 11, 2012, under the symbol “WEIN.”

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2013.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and six-month periods ended June 30, 2014, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	June 30, 2014 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$12,398	$52	$(312)	$12,138
Mortgage-backed securities - GSE residential	37,453	176	(443)	37,186
Total available for sale	$49,851	$228	$(755)	$49,324

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal Bonds	$16,254	$3	$(1,219)	$15,038
SBA loan pools	2,787	16	(7)	2,796
Mortgage-backed securities – GSE residential	42,478	187	(843)	41,822
Total available for sale	$61,519	$206	$(2,069)	$59,656

The amortized cost and fair value of securities available for sale at June 30, 2014 (unaudited) and December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014 (Unaudited)		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$—	$—	$—	$—
Five to ten years	4,027	3,983	4,522	4,339
After ten years	8,371	8,155	11,732	10,699
	12,398	12,138	16,254	15,038
SBA loan pools	—	—	2,787	2,796
Mortgage-backed securities - GSE residential	37,453	37,186	42,478	41,822
Totals	$49,851	$49,324	$61,519	$59,656

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1,931,000 at June 30, 2014 (unaudited).  Securities pledged at December 31, 2013 were $402,000.

Activities related to the sales of securities available for sale for the three and six months ended June 30, 2014 (unaudited) and 2013 (unaudited) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Proceeds from sales of available-for sale securities	$9,888	$472	$9,888	$472
Gross gains on sales	146	20	146	20
Gross losses on sales	40	—	40	—

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2014 (unaudited) and December 31, 2013 was $35,067,000 and $47,669,000, which is approximately 71% and 80% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at June 30, 2014 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$—	$—	$9,609	$(312)	$9,609	$(312)
Mortgage-backed securities - GSE residential	3,442	(6)	22,016	(437)	25,458	(443)
	$3,442	$(6)	$31,625	$(749)	$35,067	$(755)

Securities with unrealized losses at December 31, 2013 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$12,307	$(995)	$1,954	$(224)	$14,261	$(1,219)
SBA loan pools	1,247	(7)	—	—	1,247	(7)
Mortgage-backed securities - GSE residential	23,176	(593)	8,985	(250)	32,161	(843)
	$36,730	$(1,595)	$10,939	$(474)	$47,669	$(2,069)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

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

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral. In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans. If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted 25% - 35% based on the age of the appraisal, condition of the subject property, and overall economic conditions. After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses. The potential for outdated appraisal values is considered in our determination of the allowance for loan losses through our analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies, etc. and the related qualitative adjustments assigned by the Company.

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

Categories of loans include:

	(Unaudited)
	June 30, 2014	December 31, 2013

	(In Thousands)

Commercial	$11,779	$9,114
Real estate loans
Residential	62,867	60,960
Commercial and multi-family	36,442	35,915
Construction	1,887	1,475
Second mortgages and equity lines of credit	4,562	4,372
Consumer loans
Indirect	53,398	50,829
Other	13,391	11,208
	184,326	173,873
Less
Net deferred loan fees, premiums and discounts	121	122
Allowance for loan losses	2,282	2,398

Total loans	$181,923	$171,353

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

The following table presents by portfolio segment the activity in the allowance for loan losses for the three and six months ended June 30, 2014 (unaudited) and 2013 (unaudited):

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2014:
Balance, beginning of period	$30	$451	$1,227	$—	$37	$690	$2,435
Provision for losses	(2)	228	186	—	(1)	114	525
Recoveries on loans	—	5	—	—	—	36	41
Loans charged off	—	(235)	(333)	—	—	(151)	(719)
Balance, end of year	$28	$449	$1,080	$—	$36	$689	$2,282
Six Months Ended June 30, 2014
Balance, beginning of year	$36	$433	$1,238	$—	$35	$656	$2,398
Provision for losses	(8)	402	175	—	1	299	869
Recoveries on loans	—	5	—	—	—	48	53
Loans charged off	—	(391)	(333)	—	—	(314)	(1,038)
Balance, end of year	$28	$449	$1,080	$—	$36	$689	$2,282

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2013:
Balance, beginning of period	$56	$481	$853	$5	$33	$603	$2,031
Provision for losses	3	60	31	3	3	146	246
Recoveries on loans	—	—	—	—	—	23	23
Loans charged off	—	(55)	(68)	—	—	(137)	(260)
Balance, end of year	$59	$486	$816	$8	$36	$635	$2,040
Six Months Ended June 30, 2013:
Balance, beginning of year	$54	$542	$829	$4	$32	$552	$2,013
Provision for losses	5	32	55	4	15	394	505
Recoveries on loans	—	3	—	—	—	33	36
Loans charged off	—	(91)	(68)	—	(11)	(344)	(514)
Balance, end of year	$59	$486	$816	$8	$36	$635	$2,040

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2014 (unaudited) and December 31, 2013:

	(Unaudited)
	June 30, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$28	$449	$1,080	$—	$36	$689	$2,282
Individually evaluated for impairment	—	—	955	—	—	—	955
Collectivity evaluated for impairment	28	449	125	—	36	689	1,327
Loans:
Ending balance	11,779	62,867	36,442	1,887	4,562	66,789	184,326
Individually evaluated for impairment	—	—	3,958	—	—	28	3,986
Collectivity evaluated for impairment	11,779	62,867	32,484	1,887	4,562	66,761	180,340

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$36	$433	$1,238	$—	$35	$656	$2,398
Individually evaluated for impairment	—	—	1,087	—	—	—	1,087
Collectivity evaluated for impairment	36	433	151	—	35	656	1,311
Loans:
Ending balance	9,114	60,960	35,915	1,475	4,372	62,037	173,873
Individually evaluated for impairment	—	—	4,301	—	—	37	4,338
Collectivity evaluated for impairment	9,114	60,960	31,614	1,475	4,372	62,000	169,535

The following table presents the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2014 (unaudited) and December 31, 2013:

	(Unaudited)
	June 30, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$11,719	$62,739	$28,746	$1,887	4,463	$66,789	$176,343
Watch	60	17	—	—	—	—	77
Special Mention	—	111	3,405	—	99	—	3,615
Substandard	—	—	2,725	—	—	—	2,725
Doubtful	—	—	1,566	—	—	—	1,566
Loss	—	—	—	—	—	—	––
Total	$11,779	$62,867	$36,442	$1,887	$4,562	$66,789	$184,326

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$8,717	$60,830	$28,731	$1,475	$4,273	$62,037	$166,063
Watch	25	130	1,696	—	—	—	1,851
Special Mention	—	—	1,187	—	99	—	1,286
Substandard	372	—–	4,301	—	—	—	4,673
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$9,114	$60,960	$35,915	$1,475	$4,372	$62,037	$173,873

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes were made to either during 2013 or 2014.

The following table presents the Bank’s loan portfolio aging analysis as of June 30, 2014 (unaudited) and December 31, 2013:

	(Unaudited)
	June 30, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$7	$151	$—	$—	$10	$948	$1,116
60-89 days past due	—	238	—	—	—	457	695
Greater than 90 days and accruing	—	87	—	—	8	356	451
Nonaccrual	—	764	1,683	—	—	—	2,447
Total past due and nonaccrual	7	1,240	1,683	—	18	1,761	4,709
Current	11,772	61,627	34,759	1,887	4,544	65,028	179,617

Total	$11,779	$62,867	$36,442	$1,887	$4,562	$66,789	$184,326

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$16	$303	$—	$—	$—	$1,383	$1,702
60-89 days past due	—	340	6	—	14	314	674
Greater than 90 days and accruing	—	248	—	—	—	337	585
Nonaccrual	—	978	2,016	—	—	—	2,994
Total past due and nonaccrual	16	1,869	2,022	—	14	2,034	5,955
Current	9,098	59,091	33,893	1,475	4,358	60,003	167,918

Total	$9,114	$60,960	$35,915	$1,475	$4,372	$62,037	$173,873

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2014 (unaudited) and for the year ended December 31, 2013:

	(Unaudited)
	June 30, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$450	$—	$—	$28	$478
Unpaid principal balance	—	—	594	—	—	28	622

Impaired loans with a specific allowance:
Recorded investment	—	—	3,508	—	—	—	3,508
Unpaid principal balance	—	—	3,508	—	—	—	3,508
Specific allowance	—	—	955	—	—	—	955

Total impaired loans:
Recorded investment	—	—	3,958	—	—	28	3,986
Unpaid principal balance	—	—	4,102	—	—	28	4,130
Specific allowance	—	—	955	—	—	—	955

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$450	$—	$—	$37	$487
Unpaid principal balance	—	—	594	—	—	37	631

Impaired loans with a specific allowance:
Recorded investment	—	—	3,851	—	—	—	3,851
Unpaid principal balance	—	—	3,851	—	—	—	3,851
Specific allowance	—	—	1,087	—	—	—	1,087

Total impaired loans:
Recorded investment	—	—	4,301	—	—	37	4,338
Unpaid principal balance	—	—	4,445	—	—	37	4,482
Specific allowance	—	—	1,087	—	—	—	1,087

The following table present by portfolio segment information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2014 (unaudited) and 2013 (unaudited):

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2014:
Total impaired loan:
Average recorded investment	$—	$—	$4,124	$—	$—	$30	$4,154
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Six Months Ended June 30, 2014:
Total impaired loan:
Average recorded investment	$—	$—	$4,183	$—	$—	$32	$4,215
Interest income recognized	—	—	63	—	—	—	63
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2013:
Total impaired loan:
Average recorded investment	$—	$—	$4,352	$—	$—	$—	$4,352
Interest income recognized	—	—	43	—	—	—	43
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Six Months Ended June 30, 2013:
Total impaired loan:
Average recorded investment	$—	$—	$4,367	$—	$—	$—	$4,367
Interest income recognized	—	—	94	—	—	—	94
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

During the three and six months ended June 30, 2014 (unaudited) and 2013 (unaudited), there were no new restructurings classified as TDRs.  No loans restructured during the last twelve months defaulted during the three and six months ended June 30, 2014 (unaudited) and 2013.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include federal agencies, municipal bonds and mortgage-backed securities.  At June 30, 2014 (unaudited) and December 31, 2013, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department.  The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis.  The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 (unaudited) and December 31, 2013:

	(Unaudited)
	June 30, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$12,138	$—	$12,138	$—
Mortgage-backed securities - GSE residential	37,186	—	37,186	—
Mortgage-servicing rights	564	—	—	564

	December 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$15,038	$—	$15,038	$—
SBA loan pools	2,796	—	2,796	—
Mortgage-backed securities - GSE residential	41,822	—	41,822	—
Mortgage-servicing rights	578	—	—	578

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited)
	Mortgage-Servicing Rights
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(In Thousands)
Balances, beginning of period	$560	$549	$578	$497
Total unrealized gains (losses) included in net income	(6)	(50)	(24)	(3)
Additions (rights recorded on sale of loans)	27	18	46	57
Settlements (payments)	(17)	(17)	(36)	(51)
Balances, end of period	$564	$500	$564	$500

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

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral.  In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans.  If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted 25% - 35% based on the age of the appraisal, condition of the subject property, and overall economic conditions.  After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

(Unaudited)
June 30, 2014
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In Thousands)

Impaired loans	$875	$—	$—	$875

December 31, 2013
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(In Thousands)

Impaired loans	$2,762	$—	$—	$2,762

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Unobservable	Range (Weighted
	June 30, 2014	Technique	Inputs	Average)
	(In Thousands)
Impaired loans	$875	Comparative	Marketability Discount	25.0% - 35.0% (30.0%)
		sales based on
		independent
		appraisals

Mortgage-servicing rights	$564	Discounted Cash	Discount rate	5.2% -6.1% (5.9%)
		Flow	Conditional prepayment rate	8.9% - 14.4% (13.3%)
			Expected loan servicing years	3.0-3.8 (3.6)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$2,762	Comparative	Marketability Discount	25.0% - 35.0% (30.0%)
		sales based on
		independent
		appraisals

Mortgage-servicing rights	$578	Discounted Cash	Discount rate	5.5% -6.4% (6.2%)
		Flow	Conditional prepayment rate	8.2% - 13.3% (12.5%)
			Expected loan servicing years	3.3 – 4.0 (3.8)

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2014 (unaudited) and December 31, 2013:

	(Unaudited) June 30, 2014
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$9,947	$9,947	$—	$—
Loans held for sale	508	—	508	—
Loans, net	181,923	—	—	184,054
Federal Home Loan Bank stock	1,722	—	1,722	—
Interest receivable	910	—	910	—

Financial liabilities
Deposits	197,965	105,127	93,118	—
Federal Home Loan Bank advances	27,000	—	26,951	—
Interest payable	64	—	64	—

	December 31, 2013
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$6,681	$6,681	$—	$—
Loans held for sale	933	—	933	—
Loans, net	171,353	—	—	173,438
Federal Home Loan Bank stock	1,722	—	1,722	—
Interest receivable	1,068	—	1,068	—

Financial liabilities
Deposits	198,370	102,314	96,345	—
Federal Home Loan Bank advances	26,000	—	25,964	—
Interest payable	71	—	71	—

NOTE 7:  Recent Accounting Pronouncements

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

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for prepares and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.” The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2014, FASB, in joint cooperation with IASB, issued ASU 2014-09, Revenue from Contracts with Customers. The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion.  The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

 In June 2014, FASB, issued ASU 2014-11, Transfers and Servicing. This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements.  The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2014, FASB, issued ASU 2014-12, Compensation – Stock Compensation. This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.”  Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

	(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net Income	$324	$293	$596	$590
Allocated to participating securities	(14)	(1)	(26)	(1)
Net income allocated to common stockholders	$310	$292	$570	$589

Weighted average common shares outstanding, gross	1,379,400	1,400,556	1,379,473	1,400,781
Less: Average unearned ESOP shares and participating securities	(153,551)	(111,983)	(154,990)	(108,988)
Weighted average common shares outstanding, net	1,225,849	1,288,573	1,224,483	1,291,793
Effect of diluted based awards	—	—	—	—
Weighted average shares and common stock equivalents	1,225,849	1,288,573	1,224,483	1,291,793

Income per common share:
Basic	$0.25	$0.23	$0.47	$0.46
Diluted	$0.25	$0.23	$0.47	$0.46

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	125,300	125,300	125,300	125,300

NOTE 9:  Reclassifications

Certain reclassifications have been made to the 2013 condensed consolidated financial statements to conform to the June 30, 2014 presentation.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares.  The maximum number of shares authorized under the plan is 196,140.  Total share-based compensation expense for the three and six months ended June 30, 2014 was $71,000 and $140,000.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2014	125,300	$18.75	9.5
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at June 30, 2014	125,300	—	9.0

Exercisable at June 30, 2014	25,060	18.75	9.0

Stock options of 125,300 were granted on June 19, 2013.  No stock options were granted in 2014.

As of June 30, 2014, the Company had $283,000 of unrecognized compensation expense related to stock options.  The cost of stock options will be amortized in monthly installments over the five-year vesting period.  Stock option expense for the three and six months ended June 30, 2014 was $18,000 and $36,000.  The aggregate grant date fair value of the stock options was $357,000.  The total intrinsic value of options as of June 30, 2014 was $31,000.  The total intrinic value of options excercisable at June 30, 2014 was $6,000.

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2014	56,040	$18.75
Granted	—	—
Vested	11,208	18.75
Forfeited	—	—
Non-vested at June 30, 2014	44,832	$18.75

Restricted stock awards of 56,040 were granted on June 19, 2013.  No restricted stock awards were granted during 2014.

As of June 30, 2014, the Company had $833,000 of unrecognized compensation expense related to restricted stock awards.  The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period.  Restricted stock expense for the three and six months ended June 30, 2014 was $53,000 and $104,000.

NOTE 11:  Employee Stock Ownership Plan

As part of the conversion, the Bank established an Employee Stock Ownership Plan (ESOP) covering substantially all employees.  The ESOP acquired 112,080 shares of Company common stock at $10 per share in the conversion with funds provided by a loan from the Company.  Accordingly, $1,121,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity.  Shares are released to participants proportionately as the loan is repaid.  Dividends on allocated shares are recorded as dividends and charged to retained earnings.  Dividends on unallocated shares are used to repay the loan and are treated as compensation expense.  Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors, are made to the ESOP.

ESOP expense for the three and six months ended June 30, 2014 was $25,000 and $51,000.

	June 30,
	2014	2013

Allocated shares	11,208	5,604
Unreleased shares	100,872	106,476
Total ESOP shares	112,080	112,080

Fair value of unreleased shares at June 30 (in thousands)	$1,917	$1,779

At June 30, 2014 and 2013 the fair value of the 11,208 and 5,604 allocated shares held by the ESOP was $213,000 and $106,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets increased $1.9 million, or 0.75%, to $256.3 million at June 30, 2014 from $254.4 million at December 31, 2013.  The increase was primarily the result of an increase in net loans, including loans held for sale, and cash and cash equivalents offset by a decrease in investment securities and other assets.

Net loans, including loans held for sale, increased $10.1 million, or 5.9%, to $182.4 million at June 30, 2014 from $172.3 million at December 31, 2013 due to increases in consumer loans of $4.8 million, commercial loans and commercial and multi-family loans of $3.2 million and residential real estate loans of $1.9 million.  Total non-performing loans decreased $680,000 at June 30, 2014 to $2.9 million from $3.6 million at December 31, 2013.

Total cash and cash equivalents increased $3.2 million, or 47.8%, to $9.9 million at June 30, 2014 from $6.7 million at December 31, 2013.  The increase in total cash and cash equivalents reflected cash flow from investments and normal fluctuations from operations.

Securities classified as available for sale decreased $10.4 million, or 17.4%, to $49.3 million at June 30, 2014 from $59.7 million at December 31, 2013.  SBA loan pools, municipal and mortgage-backed security sales decreased the investment portfolio as funds were not re-invested but used to fund loan growth and security sales.   At June 30, 2014, securities classified as available for sale consisted of mortgage-backed securities and municipal obligations.

Deposits decreased $405,000, or 0.20%, to $198.0 million at June 30, 2014 from $198.4 million at December 31, 2013.  Our core interest bearing deposits increased $2.8 million but were offset by a decrease in certificates of deposit of $3.2 million.

Federal Home Loan Bank advances increased $1.0 million at June 30, 2014 to $27.0 million, from $26.0 million at December 31, 2013.  These advances were used to fund loan growth.

Total equity increased $1.5 million, or 5.2%, to $30.4 million at June 30, 2014, from $28.9 million at December 31, 2013, due primarily to net income for the 2014 year to date of $596,000 and an increase of other accumulated comprehensive income of $807,000, which was a reflection of appreciation of available for sale securities.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General.  We recorded net income of $324,000 for the quarter ended June 30, 2014 compared to net income of $293,000 for the quarter ended June 30, 2013.  Increases to net interest income of $295,000 and noninterest income of $220,000 quarter to quarter, along with an interest expense decrease of $88,000, were offset by increases in provision for loan losses of $279,000 and noninterest expense of $189,000.

Interest and Dividend Income.  Interest and dividend income increased $207,000, or 7.6%, to $2.94 million for the quarter ended June 30, 2014 from $2.73 million for the quarter ended June 30, 2013.  The average balance of total interest-earning assets increased $4.7 million, or 1.9%, to $246.6 million for the quarter ended June 30, 2014 from $241.9 million for the quarter ended June 30, 2013.   The average yield on interest-earning assets increased 25 basis points to 4.78% for the 2014 period from 4.53% for the 2013 period.

Interest income on loans increased $195,000, or 7.9%, to $2.67 million for the quarter ended June 30, 2014 from $2.47 million for the quarter ended June 30, 2013, as the increase in the average balance of loans was more than offset by a decrease in the average yield on our loans.  The average balance of net loans increased $16.9 million, or 10.3%, to $181.2 million for the quarter ended June 30, 2014 from $164.3 million for the quarter ended June 30, 2013. However, the average yield on our loan portfolio decreased 13 basis points to 5.91% for the quarter ended June 30, 2014 from 6.04% for the quarter ended June 30, 2013, reflecting the lower market interest rate environment.

Interest income on investment securities increased $9,000 to $255,000 for the 2014 quarter from $246,000 for the 2013 quarter. The average balance of our securities available for sale decreased $12.2 million, or 17.7%, to $56.7 million for the quarter ended June 30, 2014 from $68.9 million for the quarter ended June 30, 2013, as management deployed funds from sales of securities to fund loans. The average yield on our securities portfolio increased by 37 basis points, to 1.80% for the quarter ended June 30, 2014 from 1.43% for the quarter ended June 30, 2013.  Sale instruments primarily included SBA loan pools and municipal bonds.

Interest Expense.  Interest expense decreased $88,000, or 18.0%, to $402,000 for the quarter ended June 30, 2014 from $490,000 for the quarter ended June 30, 2013.  The average rate paid on deposits decreased 11 basis points to 0.67% for the quarter ended June 30, 2014 from 0.78% for the quarter ended June 30, 2013, as the Bank repriced its deposit rates.  The average balance of interest-bearing deposits increased $4.1 million, or 2.3%, to $184.0 million for the quarter ended June 30, 2014 from $180.0 million for the quarter ended June 30, 2013.  The increase in the average balance of interest-bearing checking accounts by $941,000, savings accounts by $1.0 million and certificates of deposits by $2.8 million were partially offset by a decrease of $641,000 in the average balance of money market accounts.

The average balance of our certificates of deposit increased $2.8 million, or 3.0%, to $96.5 million for the quarter ended June 30, 2014, from $93.7 million for the quarter ended June 30, 2013, as customers with maturing deposits elected to renew.  In addition, the interest expense on certificates of deposit declined from $295,000 to $252,000 due to the decrease in the cost of these deposits to 1.05% in the 2014 quarter from 1.26% in 2013.  Other interest bearing account expense remained consistent with 2013.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $46,000, or 32.6%, to $95,000 for the quarter ended June 30, 2014 from $141,000 for the quarter ended June 30, 2013.

Net Interest Income.  Net interest income increased $295,000, or 13.1%, to $2.5 million for the quarter ended June 30, 2014 from $2.2 million for the quarter ended June 30, 2013.  Our net interest rate spread increased to 4.02% from 3.59%, and our net interest margin increased to 4.12% from 3.71% quarter to quarter.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our annual report on Form 10-K filed on March 28, 2014, we recorded a provision for loan losses of $525,000 for the quarter ended June 30, 2014, an increase of $279,000 from $246,000 allocated for the quarter ended June 30, 2013.  At June 30, 2014, non-performing loans including troubled debt restructurings, totaled $5.2 million, or 2.8% of total loans, as compared to $5.9 million, or 3.4% of total loans, at December 31, 2013 and $3.3 million, or 2.0% of total loans, at June 30, 2013.  The decrease in non-performing loans was due to a single commercial credit previously identified as impaired and provided with a specific reserve allocated in the allowance for loan losses that has now been charged off.  The allowance for loan losses to total loans was 1.24% at June 30, 2014, 1.38% at December 31, 2013 and 1.22% at June 30, 2013.  The allowance for loan losses as a percentage of non-performing loans was 78.74% at June 30, 2014 compared to 61.65% at June 30, 2013.  It was determined that no additional provision is required.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2014 and 2013.

Other Income.   Other income increased $220,000, or 70.5%, to $531,000 for the quarter ended June 30, 2014 from $312,000 for the quarter ended June 30, 2013.  The increase was primarily due to the increase in gains on sales of available for sale securities of $86,000 to $106,000 for the 2014 quarter from $20,000 for the 2013 quarter.  This was part of a strategy to use the funds from sales to fund loans instead of reinvesting in these securities.   Gain on sale of loans increased $43,000 to $119,000 for the quarter ended June 30, 2014 as compared to $76,000 for the quarter ended June 30, 2013 due to increased mortgage production and commercial SBA loan. For quarter ended June 30, 2014, gains on sales of SBA loans were $37,000 as compared to $10,000 for the quarter ended June 30, 2013.  As a result of normal principal payments and payoffs, additional servicing rights sold, and fair value adjustments, loan servicing income also increased $41,000 to $15,000 in 2014 from $(27,000) in 2013.  Other increases include $36,000 in the gain on the sale of assets, as the Bank reduced foreclosed real estate held for sale balance during the June 2014 quarter.

Other Expense.  Other expense increased $189,000, or 10.0%, to $2.07 million for the quarter ended June 30, 2014 from $1.88 million for the quarter ended June 30, 2013.  Notable changes included an increase in salaries and employee benefits of $151,000 and an increase in professional fee expense of $38,000.  Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums, addition of internal auditor and ESOP and stock award plans.   Professional fees increase was due to upgrades in information technology.

Income Tax Expense.  We recorded a $148,000 income tax expense for the quarter ended June 30, 2014 compared to a $133,000 income tax expense for the 2013 period, reflecting income of $473,000 before income tax expense during the 2014 quarter versus income before income tax expense of $426,000 for the quarter ended June 30, 2013.  Our effective tax rate was 31.4% for the quarter ended June 30, 2014 compared to 31.2% for the quarter ended June 30, 2013.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General.  Net income increased to $596,000 for the six months ended June 30, 2014 compared to net income of $590,000 for the six months ended June 30, 2013.  A $364,000 increase in provision for loan losses, and $264,000 increase in other expense offset an increase of net interest income of $508,000 and other income of $136,000 for the June 30, 2014 period.

Interest and Dividend.  Interest and dividend income increased $312,000, or 5.7%, to $5.80 million for the six months ended June 30, 2014 from $5.49 million for the six months ended June 30, 2013.  The average balance of total interest-earning assets increased $6.1 million, or 2.6%, to $245.3 million for the six months ended June 30, 2014 from $239.2 million for the six months ended June 30, 2013, and the rate earned on these assets also increased to 4.77% for the period ended June 30, 2014 from 4.63% for the period ended June 30, 2013.

Interest income and fees on loans increased $274,000, or 5.6%, to $5.2 million for the six months ended June 30, 2014 from $4.9 million for the six months ended June 30, 2013, as the increase in the average balance of loans was partially offset by a decrease in the average yield on loans.  The average balance of loans increased $14.7 million, or 9.0%, to $178.0 million for the six months ended June 30, 2014 from $163.3 million for the six months ended June 30, 2013. However, the average yield on the loan portfolio decreased 18 basis points to 5.88% for the six months ended June 30, 2013 from 6.06% for the six months ended June 30, 2013, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock increased $38,000, or 6.5%, to $620,000 for the six months ended June 30, 2014 from $582,000 for the six months ended June 30, 2013. This was due to the sale of investment securities at a gain, which decreased the average balance of securities available for sale by $7.6 million, or 11.5%, to $58.7 million for the six months ended June 30, 2014 from $66.3 million for the 2013 period, as funds from these securities were used to fund loans. The average yield on the securities portfolio increased to 1.97% for the six months ended June 30, 2014 from 1.67% for the six months ended June 30, 2013.

Interest Expense.  Interest expense decreased $197,000, or 19.4%, to $818,000 for the six months ended June 30, 2014 from $1.0 million for the six months ended June 30, 2013, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits.  The average rate on deposits decreased 16 basis points to 0.67% for the six months ended June 30, 2014 from 0.83% for six months ended June 30, 2013 as the Bank repriced its deposit rates for this period. The average balance of interest-bearing deposits increased $5.1 million, or 2.9%, to $183.1 million for the six months ended June 30, 2014 from $178.0 million for the six months ended June 30, 2013. The increase in the average balance of our deposits resulted from increases in interest bearing checking and money market accounts of $1.7, savings of $1.0 million and certificates of deposit of $2.4 million.

The average balance of our certificates of deposit increased $2.4 million, or 2.6%, to $95.9 million for the six months ended June 30, 2014, from $93.5 million for the six months ended June 30, 2013, as customers with maturing deposits elected to renew.  In addition, the interest expense on certificates of deposit declined from $620,000 to $505,000 due to the decrease in the cost of these deposits to 1.06% in the period ending June 30, 2014 from 1.34% in the period ending June 30, 2013.  Other interest bearing accounts expense rates and cost remained consistent with 2013 as average balances increased in each category.

           Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $75,000, or 26.7%, to $206,000 for the six months ended June 30, 2014 from $281,000 for the six months ended June 30, 2013, reflecting a decrease of 46 basis points in the rate to 1.55% for period ending June 30, 2014 from 2.01% for the period ending June 30, 2013.

Net Interest Income.  Net interest income increased $508,000, or 11.3%, to $4.5 million for the six months ended June 30, 2014 from $4.5 million for the six months ended June 30, 2013.  Our net interest rate spread increased to 3.98% for the six months ended June 30, 2014 from 3.64% for the six months ended June 30, 2013, and an increase in net interest margin to 4.07% for the six months ended June 30, 2014 from 3.74% for six months ended June 30, 2013.

Provision for Loan Losses.  A provision for loan losses of $869,000 was recorded for the six months ended June 30, 2014 and $505,000 for the six months ended June 30, 2013.  The allowance for loan losses was $2.3 million, or 1.24% of total loans, at June 30, 2014, compared to $2.0 million, or 1.22% of total loans, at June 30, 2013.  Total nonperforming loans were $2.9 million at June 30, 2014, compared with $3.3 million at June 30, 2013.

The allowance for loan losses as a percentage of non-performing loans increased to 78.74% at June 30, 2014 from 61.65% at June 30, 2013.  The decrease in non-performing loans was due to a single commercial credit previously identified as impaired and provided with a specific reserve allocated in the allowance for loan losses that has now been charged off.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2014 and 2013.

Other Income.   Other income increased $136,000, or 21.2%, to $777,000 for the six months ended June 30, 2014 from $641,000 for the six months ended June 30, 2013.  The increase was primarily due to an increase in gains on sales of available for sale securities of $86,000 for the period ending June 30, 2014 to $106,000 from $20,000 for the period ending June 30, 2013.  Additionally we recorded a gain on the sale other assets of $13,000 during the six months ended 2014 as compared to a loss of $62,000 additonally during the same period in 2013.  The gain recorded during the six months ended June 30, 2014 was primarily related to gains on foreclosed real estate held for sale.  Gain on sale of loans decreased $33,000 to $151,000 for the six months ended June 30, 2014 from $184,000 for the six months ended June 30, 2013.

Other Expense.  Other expense increased $264,000, or 7.1%, to $4.0 million for the six months ended June 30, 2014 from $3.8 million for the six months ended June 30, 2013.  Salaries and employee benefits increased $261,000 to $2.28 million for the 2014 period from $2.02 million for the 2013 period as a result of increased medical insurance premiums, addition of an internal auditor and incentive stock plans. Other increases include occupancy expense of $30,000 offset by decreases in advertising of $22,000 and various miscellaneous operating expenses decreased by a net of $20,000.

Income Tax Expense.  A $279,000 income tax expense was recorded for the six months ended June 30, 2014 compared to a $268,000 income tax expense for the 2013 period, reflecting income of $874,000 before income tax expense for the six months ended June 30, 2014, compared to income before income tax expense of $858,000 for the six months ended June 30, 2013.  Our effective tax rate was 31.9% for the six months ended June 30, 2014, compared to 31.2% for the six months ended June 30, 2013.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $2.6 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.  Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $268,000 and $(14.0) million for the six months ended June 30, 2014 and 2013, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $421,000 and $15.3 million for the six months ended June 30, 2014 and 2013.

At June 30, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $27.2 million, or 10.6% of adjusted total assets, which is above the required level of $10.2 million, or 4%; and total risk-based capital of $29.4 million, or 16.3% of risk-weighted assets, which is above the required level of $14.4 million, or 8%.  Accordingly West End Bank, S.B. was categorized as well capitalized at June 30, 2014.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2014, we had outstanding commitments to originate loans of $16.3 million and stand-by letters of credit of $1.1 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2014 totaled $34.0 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2014 there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

On May 27, 2014, the Board of Directors authorized a continuation of its stock repurchase program pursuant to which the Company may purchase 10% of its common stock outstanding as of March 31, 2014, or approximately 138,000 shares.

The following table presents for the period indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
April 1, 2014 through April 30, 2014	–	$–	–	138,000
May 1, 2014 through May 31, 2014	–	$–	–	138,000
June 1 , 2014 through June 30, 2014	–	$–	–	138,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: August 13, 2014	/s/ John P. McBride
John P. McBride
President/Chief Executive Officer and Chairman of the Board

Date: August 13, 2014	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

