Form 10-Q
period 2014-09-30
West End Indiana Bancshares, Inc.
filed 2014-11-12
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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
YES ☐     NO ☒

As of November 10, 2014, there were 1,350,422 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$1,626,941	$1,347,060
Interest-bearing demand deposits	5,536,497	5,334,141
Cash and cash equivalents	7,163,438	6,681,201
Investment securities available for sale	47,255,557	59,655,585
Loans held for sale	252,600	933,396
Loans, net of allowance for loan losses of $2,322,985 and $2,398,233	187,998,251	171,352,984
Premises and equipment	3,502,833	3,651,257
Federal Home Loan Bank stock	1,722,100	1,722,100
Interest receivable	943,646	1,068,383
Bank-owned life insurance	5,119,315	5,024,319
Foreclosed real estate held for sale	468,958	382,450
Other assets	3,266,328	3,894,769

Total assets	$257,693,026	$254,366,444

Liabilities and Equity

Liabilities
Deposits	$201,710,858	$198,370,291
Federal Home Loan Bank advances	24,000,000	26,000,000
Interest payable	71,847	71,450
Other liabilities	1,299,658	988,073
Total liabilities	227,082,363	225,429,814

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.01 par value per share: Issued and outstanding – 1,368,422 and 1,379,548	13,684	13,795
Additional paid in capital	11,680,974	11,657,969
Retained earnings	20,183,190	19,399,094
Unearned employee stock ownership plan (ESOP)	(966,690)	(1,008,720)
Accumulated other comprehensive loss	(300,495)	(1,125,508)
Total stockholders’ equity	30,610,663	28,936,630
Total liabilities and stockholders’ equity	$257,693,026	$254,366,444

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,772,154	$2,520,059	$7,956,987	$7,431,412
Investment securities	234,224	263,719	808,780	812,576
Other	16,752	16,736	62,332	49,939
Total interest income	3,023,130	2,800,514	8,828,099	8,293,927

Interest Expense
Deposits	299,213	344,120	911,104	1,077,730
Federal Home Loan Bank advances	97,758	136,603	303,444	417,356
Total interest expense	396,971	480,723	1,214,548	1,495,086

Net Interest Income	2,626,159	2,319,791	7,613,551	6,798,841
Provision for loan losses	343,000	446,000	1,212,000	951,000
Net Interest Income After Provision for Loan Losses	2,283,159	1,873,791	6,401,551	5,847,841

Other Income
Service charges on deposit accounts	155,185	154,336	434,205	428,555
Loan servicing income, net	13,651	150,101	28,571	174,666
Debit card income	73,526	65,206	212,007	185,000
Gain on sale of loans	101,226	49,334	252,432	233,590
Net realized gains on sales of available-for-sale securities (includes $0 and $0 $105,596 and $19,839, respectively, related to accumulated other comprehensive earnings reclassifications)	—	—	105,596	19,839
Gain on cash surrender value of life insurance	31,826	37,200	94,995	111,600
Gain (loss) on sale of other assets	(10,542)	(2,578)	2,614	(64,412)
Other income	1,981	2,358	13,200	8,004
Total other income	366,853	455,957	1,143,620	1,096,842

Other Expense
Salaries and employee benefits	1,144,107	1,097,322	3,420,621	3,111,967
Net occupancy	124,799	129,499	394,545	369,219
Data processing fees	82,023	74,674	239,816	244,543
Professional fees	116,804	108,381	348,833	329,650
Director Expense	40,772	56,852	131,264	174,567
Advertising	70,420	61,337	164,446	177,149
ATM charges	58,287	52,514	165,811	138,327
Postage and courier	54,626	40,793	161,356	132,506
FDIC insurance premiums	50,900	54,000	152,100	143,401
Other expenses	283,021	270,209	867,969	880,902
Total other expenses	2,025,759	1,945,581	6,046,761	5,702,231

Income Before Income Tax	624,253	384,167	1,498,410	1,242,452
Income tax expense (includes $0 and $0, $41,827 and $7,858, respectively, related to income tax expense from reclassification items)	207,685	107,890	486,241	375,950

Net Income	$416,568	$276,277	$1,012,169	$866,502

Earnings Per Share
Basic	$0.33	$0.21	$0.79	$0.67
Diluted	0.33	0.21	0.79	0.67
Dividends Per Share	0.06	0.06	0.18	0.18

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net income	$416,568	$276,277	$1,012,169	$866,502
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $19,618 and $(98,863), $590,404 and $(1,021,460)	18,216	(150,790)	888,782	(1,557,991)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0 and $0, $41,827 and $7,858	—	—	63,769	11,981
	18,216	(150,790)	825,013	(1,569,972)

Comprehensive income (loss)	$434,784	$125,487	$1,837,182	$(703,470)

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Operating Activities
Net income	$1,012,169	$866,502
Items not requiring (providing) cash
Provision for loan losses	1,212,000	951,000
Depreciation and amortization	192,967	174,220
Investment securities amortization, net	533,553	832,229
Investment securities gains	(105,596)	(19,839)
Loan originated for sale	(6,945,789)	(7,006,204)
Proceeds on loan sold	7,723,741	7,461,463
Gain on loans sold	(252,432)	(233,590)
ESOP shares earned	78,717	74,552
Stock based compensation	210,600	81,000
Net change in
Interest receivable	124,737	21,258
Interest payable	397	1,678
Cash surrender value of life insurance	(94,995)	(111,600)
Other adjustments	445,450	(341,054)
Net cash provided by operating activities	4,135,519	2,751,615

Investing Activities
Purchases of securities available for sale	(2,736,730)	(15,230,736)
Proceeds from maturities of securities available for sale	6,194,846	9,587,129
Proceeds from sales of securities available for sale	9,887,544	471,527
Net change in loans	(18,232,709)	(8,776,289)
Purchase of premises and equipment	(44,543)	(250,846)
Proceeds from sale of foreclosed real estate	390,209	147,723
Net cash used in investing activities	(4,541,383)	(14,051,492)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	2,124,906	635,123
Net change in certificates of deposit	1,215,661	6,184,070
Repurchased shares	(224,393)	(1,319,209)
Repayment of FHLB advances	(20,000,000)	(11,500,000)
Proceeds from FHLB advances	18,000,000	13,500,000
Cash dividends	(228,073)	(309,211)
Net cash provided by financing activities	888,101	7,190,773

Net Change in Cash and Cash Equivalents	482,237	(4,109,104)

Cash and Cash Equivalents, Beginning of Period	6,681,201	10,708,357

Cash and Cash Equivalents, End of Period	$7,163,438	$6,599,253

Additional Cash Flows Information
Interest paid	$1,214,548	$1,493,409
Income taxes paid	425,000	830,000
Real estate acquired in settlement of loans	835,590	545,981
Sale and financing of foreclosed real estate	370,115	395,273

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2014

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares		Total Stockholders’ Equity
	(Unaudited)
Balances at January 1, 2014	1,379,548	$13,795	$11,657,969	$19,399,094	$(1,008,720)	$(1,125,508)	$28,936,630
Net income	—	—	—	1,012,169	—	—	1,012,169
Other comprehensive income	—	—	—	—	—	825,013	825,013
ESOP shares earned	—	—	36,687	—	42,030	—	78,717
Stock Based Compensation Expense	—	—	210,600	—	—	—	210,600
Shares Repurchased	11,126	(111)	(224,282)	—	—	—	(224,393)
Cash dividends ($0.18 per share)	—	—	—	(228,073)	—	—	(228,073)
Balances at September 30, 2014	1,368,422	$13,684	$11,680,974	$20,183,190	$(966,690)	$(300,495)	$30,610,663

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Form 10-Q

Notes to Condensed Consolidated Financial Statements

NOTE 1:  Nature of Operations and Conversion

West End Bank, S.B. (the “Bank”), a wholly owned subsidiary of West End Indiana Bancshares, Inc. a Maryland corporation (the “Company”), is an Indiana-chartered savings bank headquarted in Richmond, Indiana, that was organized in 1894.

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

As set forth above, in connection with the Conversion, the Bank established and funded the Foundation with 38,000 shares of the Company’s common stock and $125,000 in cash.  This contribution resulted in recognition of expense in the quarter ended September 30, 2012 based on the $10 per share offering price.  The Foundation supports charitable causes and community development activities in the Bank’s areas of operations.

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

NOTE 2:  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2013.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and nine-month periods are not necessarily indicative of the results which may be expected for the entire year.  The consolidated condensed balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3:  Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B.  All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4:  Securities

The amortized cost and approximate fair values of securities are as follows:

	September 30, 2014 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$12,392	$60	$(196)	$12,256
Mortgage-backed securities - GSE residential	35,354	144	(498)	35,000
Total available for sale	$47,746	$204	$(694)	$47,256

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal Bonds	$16,254	$3	$(1,219)	$15,038
SBA loan pools	2,787	16	(7)	2,796
Mortgage-backed securities – GSE residential	42,478	187	(843)	41,822
Total available for sale	$61,519	$206	$(2,069)	$59,656

The amortized cost and fair value of securities available for sale at September 30, 2014 (unaudited) and December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014 (Unaudited)		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$—	$—	$—	$—
Five to ten years	4,022	3,987	4,522	4,339
After ten years	8,370	8,269	11,732	10,699
	12,392	12,256	16,254	15,038
SBA loan pools	—	—	2,787	2,796
Mortgage-backed securities - GSE residential	35,354	35,000	42,478	41,822
Totals	$47,746	$47,256	$61,519	$59,656

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1,842,000 at September 30, 2014 (unaudited).  Securities pledged at December 31, 2013 were $402,000.

Activities related to the sales of securities available for sale for the three and nine months ended September 30, 2014 (unaudited) and 2013 (unaudited) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Proceeds from sales of available-for sale securities	$—	$—	$9,888	$472
Gross gains on sales	—	—	146	20
Gross losses on sales	—	—	40	—

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2014 (unaudited) and December 31, 2013 was $33,976,000 and $47,669,000, which is approximately 72% and 80% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at September 30, 2014 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$—	$—	$9,283	$(196)	$9,283	$(196)
Mortgage-backed securities - GSE residential	3,968	(10)	20,725	(488)	24,693	(498)
	$3,968	$(10)	$30,008	$(684)	$33,976	$(694)

Securities with unrealized losses at December 31, 2013 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal	$12,307	$(995)	$1,954	$(224)	$14,261	$(1,219)
SBA loan pools	1,247	(7)	—	—	1,247	(7)
Mortgage-backed securities – GSE residential	23,176	(593)	8,985	(250)	32,161	(843)
	$36,730	$(1,595)	$10,939	$(474)	$47,669	$(2,069)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

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

Categories of loans include:

	(Unaudited)
	September 30,	December 31,
	2014	2013
	(In Thousands)

Commercial	$10,912	$9,114
Real estate loans
Residential	62,352	60,960
Commercial and multi-family	38,953	35,915
Construction	2,952	1,475
Second mortgages and equity lines of credit	4,801	4,372
Consumer loans
Indirect	56,991	50,829
Other	13,479	11,208
	190,440	173,873
Less
Net deferred loan fees, premiums and discounts	119	122
Allowance for loan losses	2,323	2,398

Total loans	$187,998	$171,353

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2014 (unaudited) and 2013 (unaudited).

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2014
Balance, beginning of period	$28	$449	$1,080	$—	$36	$689	$2,282
Provision for losses	(2)	174	(6)	—	(18)	195	343
Recoveries on loans	—	19	—	—	—	—	19
Loans charged off	—	(171)	—	—	—	(150)	(321)

Balance, end of period	$26	$471	$1,074	$—	$18	$734	$2,323

Nine Months Ended September 30, 2014:
Balance, beginning of period	$36	$433	$1,238	$—	$35	$656	$2,398
Provision for losses	(10)	576	169	—	(17)	494	1,212
Recoveries on loans	—	24	—	—	—	48	72
Loans charged off	—	(562)	(333)	—	—	(464)	(1,359)

Balance, end of period	$26	$471	$1,074	$—	$18	$734	$2,323

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2013:
Balance, beginning of period	$59	$486	$816	$8	$36	$635	$2,040
Provision for losses	(2)	103	206	(6)	4	141	446
Recoveries on loans	—	1	—	—	—	16	17
Loans charged off	—	(104)	—	—	(4)	(144)	(252)

Balance, end of period	$57	$486	$1,022	$2	$36	$648	$2,251

Nine Months Ended September 30, 2013:
Balance, beginning of period	$54	$542	$829	$4	$32	$552	$2,013
Provision for losses	3	135	261	(2)	19	535	951
Recoveries on loans	—	4	—	—	—	49	53
Loans charged off	—	(195)	(68)	—	(15)	(488)	(766)

Balance, end of period	$57	$486	$1,022	$2	$36	$648	$2,251

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2014 (unaudited) and December 31, 2013:

	(Unaudited)
	September 30, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$26	$471	$1,074	$—	$18	$734	$2,323
Individually evaluated for impairment	—	—	955	—	—	—	955
Collectivity evaluated for impairment	26	471	119	—	18	734	1,368

Loans:
Ending balance	10,912	62,352	38,953	2,952	4,801	70,470	190,440
Individually evaluated for impairment	—	—	3,724	—	—	27	3,751
Collectivity evaluated for impairment	10,912	62,352	35,229	2,952	4,801	70,443	186,689

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$36	$433	$1,238	$—	$35	$656	$2,398
Individually evaluated for impairment	—	—	1,087	—	—	—	1,087
Collectivity evaluated for impairment	36	433	151	—	35	656	1,311

Loans:
Ending balance	9,114	60,960	35,915	1,475	4,372	62,037	173,873
Individually evaluated for impairment	—	—	4,301	—	—	37	4,338
Collectivity evaluated for impairment	9,114	60,960	31,614	1,475	4,372	62,000	169,535

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2014 (unaudited) and December 31, 2013:

	(Unaudited)
	September 30, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$10,837	$62,335	$31,406	$2,952	$4,801	$70,470	$182,801
Watch	75	17	—	—	—	—	92
Special Mention	—	—	3,700	—	—	—	3,700
Substandard	—	—	2,623	—	—	—	2,623
Doubtful	—	—	1,224	—	—	—	1,224
Loss	—	—	—	—	—	—	—

Total	$10,912	$62,352	$38,953	$2,952	$4,801	$70,470	$190,440

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$8,717	$60,830	$28,731	$1,475	$4,273	$62,037	$166,063
Watch	25	130	1,696	—	—	—	1,851
Special Mention	—	—	1,187	—	99	—	1,286
Substandard	372	—	4,301	—	—	—	4,673
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$9,114	$60,960	$35,915	$1,475	$4,372	$62,037	$173,873

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

The following table presents the Bank’s loan portfolio aging analysis as of September 30, 2014 (unaudited) and December 31, 2013:

	(Unaudited)
	September 30, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$22	$469	$172	$—	$6	$1,217	$1,886
60-89 days past due	29	189	6	—	5	327	556
Greater than 90 days and accruing	7	208	6	—	10	477	708
Nonaccrual	—	364	1,449	—	—	—	1,813
Total past due and nonaccrual	58	1,230	1,633	—	21	2,021	4,963
Current	10,854	61,122	37,320	2,952	4,780	68,449	185,477

Total	$10,912	$62,352	$38,953	$2,952	$4,801	$70,470	$190,440

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$16	$303	$—	$—	$—	$1,383	$1,702
60-89 days past due	—	340	6	—	14	314	674
Greater than 90 days and accruing	—	248	—	—	—	337	585
Nonaccrual	—	978	2,016	—	—	—	2,994
Total past due and nonaccrual	16	1,869	2,022	—	14	2,034	5,955
Current	9,098	59,091	33,893	1,475	4,358	60,003	167,918

Total	$9,114	$60,960	$35,915	$1,475	$4,372	$62,037	$173,873

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2014 (unaudited) and December 31, 2013:

	(Unaudited)
	September 30, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$225	$—	$—	$27	$252
Unpaid principal balance	—	—	594	—	—	27	621

Impaired loans with a specific allowance:
Recorded investment	—	—	3,499	—	—	—	3,499
Unpaid principal balance	—	—	3,499	—	—	—	3,499
Specific allowance	—	—	955	—	—	—	955

Total impaired loans:
Recorded investment	—	—	3,724	—	—	27	3,751
Unpaid principal balance	—	—	4,318	—	—	27	4,345
Specific allowance	—	—	955	—	—	—	955

	December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$450	$—	$—	$37	$487
Unpaid principal balance	—	—	594	—	—	37	631

Impaired loans with a specific allowance:
Recorded investment	—	—	3,851	—	—	—	3,851
Unpaid principal balance	—	—	3,851	—	—	—	3,851
Specific allowance	—	—	1,087	—	—	—	1,087

Total impaired loans:
Recorded investment	—	—	4,301	—	—	37	4,338
Unpaid principal balance	—	—	4,445	—	—	37	4,482
Specific allowance	—	—	1,087	—	—	—	1,087

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2014 (unaudited) and 2013 (unaudited):

				(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2014:

Total impaired loan:
Average recorded investment	$—	$—	$3,841	$—	$—	$27	$3,868
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

				(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Nine Months Ended September 30, 2014:

Total impaired loan:
Average recorded investment	$—	$—	$4,069	$—	$—	$31	$4,100
Interest income recognized	—	—	95	—	—	—	95
Interest income recognized on a cash basis	—	—	—	—	—	—	—

				(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2013:

Total impaired loan:
Average recorded investment	$—	$—	$4,306	$—	$—	$—	$4,306
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

				(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Nine Months Ended September 30, 2013:

Total impaired loan:
Average recorded investment	$—	$—	$4,350	$—	$—	$—	$4,350
Interest income recognized	—	—	126	—	—	—	126
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

During the three and nine months ended September 30, 2014 (unaudited) and 2013 (unaudited), there were no new restructurings classified as TDRs.  No loans restructured during the last twelve months defaulted during the three and nine months ended September 30, 2014 (unaudited) and 2013 (unaudited).

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities.  At September 30, 2014 (unaudited) and December 31, 2013, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department.  The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis.  The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013:

		(Unaudited)
		September 30, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$12,256	$—	$12,256	$—
Mortgage-backed securities - GSE residential	35,000	—	35,000	—
Mortgage-servicing rights	560	—	—	560

		December 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$15,038	$—	$15,038	$—
SBA loan pools	2,796	—	2,796	—
Mortgage-backed securities - GSE residential	41,822	—	41,822	—
Mortgage-servicing rights	578	—	—	578

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited)
	Mortgage-Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(In Thousands)

Balances, beginning of period	$564	$500	$578	$497
Total unrealized gains (losses) included in net income	—	127	(24)	124
Additions (rights recorded on sale of loans)	20	6	65	63
Settlements (payments)	(24)	(16)	(59)	(67)

Balances, end of period	$560	$617	$560	$617

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

	(Unaudited)
	September 30, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$1,100	$—	$—	$1,100

		December 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$2,762	$—	$—	$2,762

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$1,100	Comparative sales based on independent appraisals	Marketability Discount	25.0% - 35.0% (30.0%)
Mortgage-servicing rights	$560	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.2% - 6.2% (5.9%) 8.5% - 13.9% (13.0%) 2.9 – 3.8 (3.6)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$2,762	Comparative sales based on independent appraisals	Marketability Discount	25.0% - 35.0% (30.0%)
Mortgage-servicing rights	$578	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.5% -6.4% (6.2%) 8.2% - 13.3% (12.5%) 3.3 – 4.0 (3.8)

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2014 (unaudited) and December 31, 2013.

	(Unaudited) September 30, 2014
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$7,163	$7,163	$—	$—
Loan held for sale	253	—	253	—
Loans, net	187,998	—	—	191,299
Federal Home Loan Bank stock	1,722	—	1,722	—
Interest receivable	944	—	944	—

Financial liabilities
Deposits	201,711	104,440	97,668	—
Federal Home Loan Bank advances	24,000	—	23,946	—
Interest payable	72	—	72	—

	December 31, 2013
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$6,681	$6,681	$—	$—
Loan held for sale	933	—	933	—
Loans, net	171,353	—	—	173,438
Federal Home Loan Bank stock	1,722	—	1,722	—
Interest receivable	1,068	—	1,068	—

Financial liabilities
Deposits	198,370	102,314	96,345	—
Federal Home Loan Bank advances	26,000	—	25,964	—
Interest payable	71	—	71	—

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

 In September 2014, FASB, issued ASU 2014-11, Transfers and Servicing. This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements.  The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In September 2014, FASB, issued ASU 2014-12, Compensation – Stock Compensation. This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.”  Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

	(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net Income	$417	$276	$1,012	$867
Allocated to participating securities	(15)	(12)	(41)	(15)
Net income allocated to common stockholders	$402	$264	$971	$852

Weighted average common shares outstanding, gross	1,377,226	1,405,795	1,378,716	1,402,470
Less: Average unearned ESOP shares and participating securities	(142,425)	(159,237)	(150,802)	(125,738)
Weighted average common shares outstanding, net	1,234,801	1,246,558	1,227,914	1,276,732
Effect of diluted based awards	—	—	—	—
Weighted average shares and common stock equivalents	1,234,801	1,246,558	1,227,914	1,276,732

Income per common share:
Basic	$0.33	$0.21	$0.79	$0.67
Diluted	$0.33	$0.21	$0.79	$0.67

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	125,300	125,300	125,300	125,300

NOTE 9:  Reclassifications

Certain reclassifications have been made to the 2013 condensed consolidated financial statements to conform to the September 30, 2014 presentation.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares.  The maximum number of shares authorized under the plan is 196,140.  Total share-based compensation expense for the three and nine months ended September 30, 2014 was $71,000 and $211,000.  For the three and nine months ended September 30, 2013 was $71,000 and $81,000.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2014	125,300	$18.75	9.5
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at September 30, 2014	125,300	18.75	8.75

Exercisable at September 30, 2014	25,060	18.75	8.75

Stock options of 125,300 were granted on June 19, 2013.  No stock options were granted in 2014.

As of September 30, 2014, the Company had $265,000 of unrecognized compensation expense related to stock options.  The cost of stock options will be amortized in monthly installments over the five-year vesting period.  Stock option expense for the three and nine months ended September 30, 2014 was $18,000 and $54,000.  For the three and nine months ended September 30, 2013 was $18,000 and $21,000. The aggregate grant date fair value of the stock options was $357,000.  The total intrinsic value of options as of September 30, 2014 was $125,000.  The total intrinsic value of options exercisable at September 30, 2014 was $25,000.

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2014	56,040	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at September 30, 2014	44,832	$18.75

Restricted stock awards of 56,040 were granted on June 19, 2013.  No restricted stock awards were granted during 2014.

As of September 30, 2014, the Company had $780,000 of unrecognized compensation expense related to restricted stock awards.  The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period.  Restricted stock expense for the three and nine months ended September 30, 2014 was $53,000 and $157,000.  For the three and nine months ended September 30, 2013 was $53,000 and $60,000.

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

ESOP expense for the three and nine months ended September 30, 2014 was $28,000 and $79,000.  For the three and nine months ended September 30, 2013 was $36,000 and $75,000.

	September 30,
	2014	2013

Allocated shares	11,208	5,604
Unreleased shares	100,872	106,476
Total ESOP shares	112,080	112,080

Fair value of unreleased shares at September 30 (in thousands)	$1,992	$2,034

At September 30, 2014 and 2013 the fair value of the 11,208 and 5,604 allocated shares held by the ESOP was $221,000 and $107,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10- Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	our success in continuing to emphasize consumer lending, including indirect automobile lending;

•	our ability to improve our asset quality even as we increase our non-residential lending;

•	our success in maintaining our commercial and multi-family real estate and our non-owner occupied one- to four-family residential real estate and commercial business lending;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments;

•	adverse changes in the securities markets;

34

•
changes in laws or government regulations or policies affecting financial institutions, including changes in deposit insurance premiums, regulatory fees and capital requirements, which increase our compliance costs;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2014.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets increased $3.3 million, or 1.3%, to $257.7 million at September 30, 2014 from $254.4 million at December 31, 2013.  The increase was primarily the result of an increase in net loans, including loans held for sale, offset by a decrease in investment securities and other assets.

Net loans, including loans held for sale, increased $16.0 million, or 9.3%, to $188.3 million at September 30, 2014 from $172.3 million at December 31, 2013 due to increases in consumer loans of $8.4 million, commercial loans and commercial and multi-family loans of $4.8 million, residential real estate loans of $1.4 million and construction loans of $1.5 million.  Total non-performing loans decreased $1.1 million at September 30, 2014 to $2.5 million from $3.6 million at December 31, 2013.

Total cash and cash equivalents increased $482,000, or 7.2%, to $7.2 million at September 30, 2014 from $6.7 million at December 31, 2013.  The increase in total cash and cash equivalents reflected cash flow from investments and normal fluctuations from operations.

Securities classified as available for sale decreased $12.4 million, or 20.8%, to $47.3 million at September 30, 2014 from $59.7 million at December 31, 2013.  SBA loan pools, municipal and mortgage-backed security sales decreased the investment portfolio as funds were not re-invested but used to fund loan growth.  At September 30, 2014, securities classified as available for sale consisted of mortgage-backed securities and municipal obligations.

Deposits increased $3.3 million, or 1.7%, to $201.7 million at September 30, 2014 from $198.4 million at December 31, 2013.  Our core interest bearing deposits increased $2.1 million along with an increase in certificates of deposit of $1.2 million.

Federal Home Loan Bank advances decreased $2.0 million at September 30, 2014 to $24.0 million, from $26.0 million at December 31, 2013, as the Bank was able to pay off matured advances and utilize funding from the increase in deposits.

Total equity increased $1.7 million, or 5.9%, to $30.6 million at September 30, 2014, from $28.9 million at December 31, 2013, due primarily to net income for the 2014 year to date of $1.0 million and an increase of other accumulated comprehensive income of $825,000, which was a reflection of appreciation of available for sale securities; offset by dividends paid and stock repurchases.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General.  We recorded net income of $417,000 for the quarter ended September 30, 2014 compared to net income of $276,000 for the quarter ended September 30, 2013.  Increases to interest income of $223,000, along with decreases in interest expense of $84,000 and provision for loan loss of $103,000, were offset by a decrease in noninterest income of $89,000 and increases in noninterest expense of $80,000 and income tax expense of $100,000.

Interest and Dividend Income.  Interest and dividend income increased $223,000, or 8.0%, to $3.02 million for the quarter ended September 30, 2014 from $2.80 million for the quarter ended September 30, 2013.  The average balance of total interest-earning assets increased $3.4 million, or 1.4%, to $246.7 million for the quarter ended September 30, 2014 from $243.3 million for the quarter ended September 30, 2013.  The average yield on interest-earning assets increased 29 basis points to 4.86% for the 2014 period from 4.57% for the 2013 period.

Interest income on loans increased $252,000, or 10.0%, to $2.77 million for the quarter ended September 30, 2014 from $2.52 million for the quarter ended September 30, 2013, as the increase in the average balance of loans was offset by a decrease in the average yield on our loans.  The average balance of net loans increased $19.4 million, or 11.4%, to $188.9 million for the quarter ended September 30, 2014 from $169.5 million for the quarter ended September 30, 2013. However, the average yield on our loan portfolio decreased 8 basis points to 5.82% for the quarter ended September 30, 2014 from 5.90% for the quarter ended September 30, 2013, reflecting the lower market interest rate environment.

Interest income on investment securities decreased $30,000 to $234,000 for the 2014 quarter from $264,000 for the 2013 quarter.  The average balance of our securities available for sale decreased $16.8 million, or 25.6%, to $48.9 million for the quarter ended September 30, 2014 from $65.7 million for the quarter ended September 30, 2013, as management deployed funds from sales of securities to fund loans.  The average yield on our securities portfolio increased 30 basis points, to 1.90% for the quarter ended September 30, 2014 from 1.60% for the quarter ended September 30, 2013.

Interest Expense.  Interest expense decreased $84,000, or 17.5%, to $397,000 for the quarter ended September 30, 2014 from $481,000 for the quarter ended September 30, 2013.  The average rate paid on deposits decreased 8 basis points to 0.66% for the quarter ended September 30, 2014 from 0.74% for the quarter ended September 30, 2013, as the average balance of certificate of deposits decreased and average balance of lower rate demand and savings accounts increased.  The average balance of interest-bearing deposits decreased $3.8 million, or 2.1%, to $180.9 million for the quarter ended September 30, 2014 from $184.7 million for the quarter ended September 30, 2013.  The decrease in average balance of interest bearing accounts included $6.3 million in certificates of deposits and $519,000 in money market deposit accounts offset by increase in checking accounts of $994,000 and savings accounts by $2.0 million.

The average balance of our certificates of deposit decreased $6.3 million, or 6.3%, to $93.7 million for the quarter ended September 30, 2014, from $100.0 million for the quarter ended September 30, 2013, as customers with matured certificates of deposits elected to keep funds more liquid in a low rate environment.  In addition, the interest expense on certificates of deposit declined from $291,000 in 2013 to $243,000 for the 2014 period due to the decrease in the cost of these deposits to 1.03% in the 2014 quarter from 1.15% in 2013.  Other interest bearing deposit account expense remained consistent with 2013.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $39,000, or 28.5%, to $98,000 for the quarter ended September 30, 2014 from $137,000 for the quarter ended September 30, 2013.

Net Interest Income.  Net interest income increased $306,000, or 13.4%, to $2.63 million for the quarter ended September 30, 2014 from $2.32 million for the quarter ended September 30, 2013.  Our net interest rate spread increased to 4.11% from 3.67%, and our net interest margin increased to 4.26% from 3.82% quarter to quarter.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our annual report on Form 10-K filed on March 28, 2014, we recorded a provision for loan losses of $343,000 for the quarter ended September 30, 2014, a decrease of $103,000 from $446,000 allocated for the quarter ended September 30, 2013.  At September 30, 2014, non-performing loans including troubled debt restructurings, totaled $4.8 million, or 2.5% of total loans, as compared to $5.9 million, or 3.4% of total loans, at December 31, 2013 and $3.5 million, or 2.1% of total loans, at September 30, 2013.  The decrease in non-performing loans was due to a single commercial real estate credit previously identified as impaired and provided with a specific reserve allocated in the allowance for loan losses that has now been charged off.  The allowance for loan losses to total loans was 1.22% at September 30, 2014, 1.38% at December 31, 2013 and 1.33% at September 30, 2013.  The allowance for loan losses as a percentage of non-performing loans was 92.15% at September 30, 2014 compared to 64.09% at September 30, 2013.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2014.

Other Income.  Other income decreased $89,000, or 19.5%, to $367,000 for the quarter ended September 30, 2014 from $456,000 for the quarter ended September 30, 2013.  The decrease was primarily due to a decline in loan servicing income of $136,000, to $14,000 for the quarter ended September 30, 2014 from $150,000 for the quarter ended September 30, 2013 due primarily to changes in the valuation of mortgage servicing rights.  This was partially offset by an increase in gain on sale of loans of $52,000 to $101,000 for quarter ended September 30, 2014 as compared to $49,000 for the quarter ended September 30, 2013 due to increased mortgage production and commercial SBA loans.

Other Expense. Other expense increased $80,000, or 4.1%, to $2.03 million for the quarter ended September 30, 2014 from $1.95 million for the quarter ended September 30, 2013.  Notable changes included an increase in salaries and employee benefits of $47,000 and an increase in postage and courier expenses of $14,000.  Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums, addition of internal auditor and ESOP and stock award plans.  Postage increase was due to implementation of in house item processing and statement rendering versus outsourcing this segment of operations.

Income Tax Expense.  We recorded a $208,000 income tax expense for the quarter ended September 30, 2014 compared to a $108,000 income tax expense for the 2013 period, reflecting income of $624,000 before income tax expense during the 2014 quarter versus income before income tax expense of $384,000 for the quarter ended September 30, 2013.  Our effective tax rate was 33.3% for the quarter ended September 30, 2014 compared to 28.1% for the quarter ended September 30, 2013.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General.  Net income increased to $1.01 million for the nine months ended September 30, 2014 compared to net income of $867,000 for the nine months ended September 30, 2013.  A $261,000 increase in provision for loan losses, $345,000 increase in other expense and $110,000 in income tax expense, offset an increase of net interest income of $815,000 and other income of $47,000 for the September 30, 2014 period.

Interest and Dividend Income.  Interest and dividend income increased $534,000, or 6.4%, to $8.83 million for the nine months ended September 30, 2014 from $8.29 million for the nine months ended September 30, 2013.  The average balance of total interest-earning assets increased $5.1 million, or 2.1%, to $245.7 million for the nine months ended September 30, 2014 from $240.6 million for the nine months ended September 30, 2013, and the rate earned on these assets also increased to 4.80% for the period ended September 30, 2014 from 4.61% for the period ended September 30, 2013.

Interest income and fees on loans increased $526,000, or 7.1%, to $8.0 million for the nine months ended September 30, 2014 from $7.4 million for the nine months ended September 30, 2013, as the increase in the average balance of loans was partially offset by a decrease in the average yield on loans.  The average balance of loans increased $16.2 million, or 9.8%, to $181.6 million for the nine months ended September 30, 2014 from $165.4 million for the nine months ended September 30, 2013. However, the average yield on the loan portfolio decreased 15 basis points to 5.86% for the nine months ended September 30, 2014 from 6.01% for the nine months ended September 30, 2013, reflecting the lower market interest rate environment.

Interest income on investment securities, other interest earning assets and FHLB of Indianapolis stock increased $8,000, or 0.93%, to $871,000 for the nine months ended September 30, 2014 from $863,000 for the nine months ended September 30, 2013. This was due to the sale of investment securities at a gain, which decreased the average balance of securities available for sale by $10.7 million, or 16.2%, to $55.4 million for the nine months ended September 30, 2014 from $66.1 million for the 2013 period, as funds from these securities were used to fund loans. The average yield on the securities portfolio increased to 1.95% for the nine months ended September 30, 2014 from 1.65% for the nine months ended September 30, 2013.

Interest Expense.  Interest expense decreased $281,000, or 18.8%, to $1.21 million for the nine months ended September 30, 2014 from $1.5 million for the nine months ended September 30, 2013, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits.  The average rate paid on deposits decreased 13 basis points to 0.67% for the nine months ended September 30, 2014 from 0.80% for nine months ended September 30, 2013 as the Bank repriced its deposit rates for this period. The average balance of interest-bearing deposits increased $1.8 million, or 1.0%, to $182.1 million for the nine months ended September 30, 2014 from $180.3 million for the nine months ended September 30, 2013. The increase in the average balance of our deposits resulted from increases in interest bearing checking and money market accounts of $939,000, savings of $1.4 million offset by a decrease in certificates of deposit of $549,000.

The average balance of our certificates of deposit decreased $549,000, or 0.57%, to $95.2 million for the nine months ended September 30, 2014, from $95.7 million for the nine months ended September 30, 2013, as customers with maturing certificates of deposits elected to keep funds more liquid. In addition, the interest expense on certificates of deposit declined from $911,000 to $749,000 due to the decrease in the cost of these deposits to 1.05% in the period ending September 30, 2014 from 1.27% in the period ending September 30, 2013.  Other interest bearing accounts expense rates and cost remained fairly consistent with 2013 even as average balances increased in each category.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $114,000, or 27.3%, to $303,000 for the nine months ended September 30, 2014 from $417,000 for the nine months ended September 30, 2013, reflecting a decrease of 54 basis points in the rate paid to 1.49% for period ending September 30, 2014 from 2.03% for the period ending September 30, 2013.

Net Interest Income.  Net interest income increased $815,000, or 12.0%, to $7.6 million for the nine months ended September 30, 2014 from $6.8 million for the nine months ended September 30, 2013.  Our net interest rate spread increased to 4.02% for the nine months ended September 30, 2014 from 3.65% for the nine months ended September 30, 2013, and net interest margin increased to 4.13% for the nine months ended September 30, 2014 from 3.77% for nine months ended September 30, 2013.

Provision for Loan Losses.  A provision for loan losses of $1.21 million was recorded for the nine months ended September 30, 2014 and $951,000 for the nine months ended September 30, 2013.  The allowance for loan losses was $2.3 million, or 1.22% of total loans, at September 30, 2014, compared to $2.3 million, or 1.33% of total loans, at September 30, 2013.  Total nonperforming loans were $2.5 million at September 30, 2014, compared with $3.5 million at September 30, 2013.

The allowance for loan losses as a percentage of non-performing loans increased to 92.15% at September 30, 2014 from 64.09% at September 30, 2013.  The decrease in non-performing loans was due to a single commercial real estate credit previously identified as impaired and provided with a specific reserve allocated in the allowance for loan losses that has now been charged off.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2014.

Other Income.   Other income increased $47,000, or 4.3%, to $1.14 million for the nine months ended September 30, 2014 from $1.1 million for the nine months ended September 30, 2013.  The increase was primarily due to an increase in gains on sales of available for sale securities of $86,000 for the period ending September 30, 2014 to $106,000, from $20,000 for the period ending September 30, 2013.  Additionally, we recorded a gain on the sale other assets of $3,000 during the nine months ended 2014 as compared to a loss of $62,000 additionally during the same period in 2013.  The gain recorded during the nine months ended September 30, 2014 was primarily related to gains on foreclosed real estate held for sale.  These increases were offset by a decrease in net loan servicing income of $146,000 for the nine months ended September 30, 2014 to $29,000 from the nine months ended September 30, 2013 to $176,000 due primarily to changes in the valuation of mortgage servicing rights.

           Other Expense.  Other expense increased $345,000, or 6.0%, to $6.0 million for the nine months ended September 30, 2014 from $5.7 million for the nine months ended September 30, 2013.  Salaries and employee benefits increased $309,000 to $3.42 million for the 2014 period from $3.11 million for the 2013 period as a result of increased medical insurance premiums, addition of an internal auditor and incentive stock plans.

Income Tax Expense.  A $486,000 income tax expense was recorded for the nine months ended September 30, 2014 compared to a $376,000 income tax expense for the 2013 period, reflecting income of $1.5 million before income tax expense for the nine months ended September 30, 2014, compared to income before income tax expense of $1.2 million for the nine months ended September 30, 2013.  Our effective tax rate was 32.5% for the nine months ended September 30, 2014, compared to 30.3% for the nine months ended September 30, 2013.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $4.1 million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively.  Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(4.5) million and $(14.1) million for the nine months ended September 30, 2014 and 2013, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $888,000 and $7.2 million for the nine months ended September 30, 2014 and 2013.

At September 30, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $27.7 million, or 10.8% of adjusted total assets, which is above the required level of $10.3 million, or 4%; and total risk-based capital of $30.0 million, or 16.1% of risk-weighted assets, which is above the required level of $14.9 million, or 8%.  Accordingly West End Bank, S.B. was categorized as well capitalized at September 30, 2014.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2014, we had outstanding commitments to originate loans of $13.6 million and stand-by letters of credit of $1.1 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from September 30, 2014 totaled $42.0 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)           On May 27, 2014, the Board of Directors authorized a continuation of its stock repurchase program pursuant to which the Company may repurchase 10% of its common stock outstanding as of March 31, 2014, or approximately 138,000 shares.

The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 30, 2014	―	$	―	―	138,000
August 1, 2014 through August 31, 2014	―	$	―	―	138,000
September 1, 2014 through September 30, 2014	10,000		$20.24	―	128,000

Item 3.                   Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.                   Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: November 12, 2014	/s/ John P. McBride
John P. McBride
President and Chief Executive Officer

Date: November 12, 2014	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

