Form 10-K
period 2014-12-31
West End Indiana Bancshares, Inc.
filed 2015-03-30
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2014.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐      NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30 2014 ($18.50) was approximately $21.7 million.

As of March 25, 2015, there were 1,302,380 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant (Part III).

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

West End Bank, S.B.

West End Bank, S.B. is an Indiana-chartered savings bank headquartered in Richmond, Indiana.  West End Bank, S.B. was organized in 1894 under the name West End Building and Loan Association and has operated continuously in Richmond, Indiana since its founding. We reorganized into the mutual holding company structure in 2007 by forming West End Bank, MHC; and completed our mutual to stock conversion in January 2012, thereby becoming the wholly owned subsidiary of West End Indiana Bancshares, Inc.  At December 31, 2014, we had total assets of $259.4 million, net loans of $192.2 million, total deposits of $203.7 million and equity of $30.4 million.

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

In 2004 management implemented a strategy to diversify our traditional thrift focus into a more community bank-like institution with a broadened base of financial products and services while continuing to emphasize superior customer service.  Residential real estate lending has and will remain an important part of our operations, however, we have also expanded our focus into non-residential lending, including in particular indirect automobile lending. Our consumer lending business lines and our interest rate risk strategies (such as selling most of the fixed-rate one- to four-family residential real estate loans that we originate) have allowed us to continue to grow and remain profitable despite the challenging economy and interest rate environment of recent years and increasing regulatory burden placed on all financial institutions.

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

The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support for the area economy.  The population of Wayne County decreased slightly from 68,300 in 2012 to 67,893 in 2013 (based on the most current information provided by Stats Indiana).  Our lack of population growth and our general market conditions may limit our ability to grow our assets and liabilities at a rapid rate. To counter this, in addition to our traditional means of advertising and marketing, we have employed advertising through social media and search engine optimization.  Additionally, our school branch initiative enhances our ability to attract smaller deposit relationships, nurture them and in turn grow our brand awareness with a younger generation of potential customers. Additionally we believe that our Business Links program highlights our ability to offer a superior suite of products, services and customer service to small and mid-sized companies in our market area.

Wayne and Union Counties’ and Indiana’s unemployment rates were 8.8%, 7.5% and 7.5% (December 2013, not seasonally adjusted), respectively, as compared to a U.S. unemployment rate of 7.4% (2013 annual average, not seasonally adjusted).  According to Stats Indiana, 2013 per capita personal incomes for Wayne and Union Counties were $33,869 and $39,553, respectively, and 2013 median household incomes for these counties were $36,623 and $45,411 compared to 2013 per capita income for the state of Indiana and the United States of $38,622 and $44,765 respectively, and 2013 median household incomes of $47,508 and $52,250, respectively.

We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large regional banks, community banks and credit unions.  As of June 30, 2014, based on the most recent available FDIC data, our market share of deposits represented 13.67% and 31.23% of FDIC-insured deposits in Wayne and Union Counties, Indiana, respectively.

Lending Activities

Our principal lending activity is originating one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, second mortgages and equity lines of credit, construction loans and commercial business loans.  In recent years, we have increased and expect to continue to increase, our indirect automobile loans and our commercial business loans, which serves to strengthen the  overall yield earned on our loans and shorten asset duration.  As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which we believe differentiates us from larger commercial banks in our primary market area.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$61,886	31.86%	$60,960	35.06%	$56,145	34.72%	$56,868	36.44%	$58,949	38.37%
Commercial and multi-family	39,492	20.33	35,915	20.66	34,048	21.06	30,295	19.41	27,208	17.71
Construction	4,365	2.25	1,475	0.85	2,483	1.54	2,786	1.78	1,984	1.29
Second mortgages and equity lines of credit	4,625	2.38	4,372	2.51	4,114	2.54	4,562	2.92	4,999	3.25
Consumer loans:
Indirect	60,094	30.93	50,829	29.23	46,930	29.03	44,324	28.40	46,268	30.12
Other	13,516	6.96	11,208	6.45	9,464	5.85	8,218	5.27	6,914	4.51
Commercial business	10,280	5.29	9,114	5.24	8,505	5.26	9,017	5.78	7,302	4.75
	194,258	100.00%	173,873	100.00%	161,689	100.00%	156,070	100.00%	153,624	100.00%
Less:
Net deferred loan fees, premiums and discounts	119		122		105		108		115
Allowance for losses	1,944		2,398		2,013		1,904		1,699
Total loans	$192,195		$171,353		$159,571		$154,058		$151,810

(1)
At December 31, 2014, December 31, 2013,  December 31, 2012, December 31, 2011, and December 31, 2010 included non-owner occupied loans of $12.8 million, $11.0 million, $11.9 million, $13.1 million, and $15.1 million, respectively.

Contractual Maturities.  The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2014.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

December 31, 2014	One- to Four-Family	Second Mortgage and Lines of Credit	Commercial and Multi-Family Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$845	$496	$4,254	$4,050	$3,520	$2,321	$15,486
More than one to two years	527	81	2,558	––	1,652	5,460	10,278
More than two to three years	754	358	2,712	––	604	11,650	16,078
More than three to five years	2,389	1,328	6,881	––	2,209	38,123	50,929
More than five to ten years	4,641	1,968	6,347	315	1,755	14,557	29,583
More than ten to fifteen years	12,627	394	10,414	––	116	1,257	24,808
More than fifteen years	40,104	––	6,326	––	424	242	47,096
Total	$61,886	$4,625	$39,492	$4,365	$10,280	$73,610	$194,258

The following table sets forth our fixed and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$42,813	$18,228	$61,041
Commercial and multi-family	22,471	12,767	35,238
Construction	115	200	315
Second mortgages and equity lines of credit	2,205	1,924	4,129
Consumer loans	71,289	––	71,289
Commercial business	4,676	2,084	6,760
Total loans	$143,569	$35,203	$178,772

Loan Approval Procedures and Authority.  Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of West End Bank, S.B.’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At December 31, 2014, our largest credit relationship totaled $3.5 million and was secured primarily by student housing and accounts/notes receivable and inventory.  At December 31, 2014, this loan was performing in accordance with its repayment terms.  Our second largest relationship at this date was a $3.1 million loan secured by commercial real estate and was performing in accordance with its repayment terms at this date.

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

One- to Four-Family Residential Real Estate Lending.  The focus of our lending program has historically been the origination of one- to four-family residential real estate loans.  At December 31, 2014, $61.9 million, or 31.9% of our total loan portfolio, consisted of loans secured by one- to four-family real estate.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans.  At December 31, 2014, 73.3% of our one- to four-family residential real estate loans were fixed-rate loans, and 26.7% of such loans were adjustable-rate loans.

At December 31, 2014, $12.8 million, or 20.7% of our total one- to four-family residential real estate loans were secured by non-owner occupied properties.  Generally, we require personal guarantees from the borrowers on these properties and will not make loans in excess of 80% loan to value on non-owner- occupied properties. However, we recognize that there is a greater credit risk inherent in non-owner- occupied properties, than in owner-occupied properties since, like commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. The amount of our non-owner-occupied one- to of our-family residential real estate loans has decreased from $15.1 million at December 31, 2010 to $12.8 million at December 31, 2014 and, subject to market conditions, we expect to continue to deemphasize these types of loans in the future.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.”  We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2014 was generally $417,000 for single-family homes in our market area.  We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.”  The majority of our one- to four-family residential real estate loans are secured by properties located in our market area.

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

Commercial and Multi-Family Real Estate Lending.  Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we have sought to increase our commercial and multi-family real estate loans.  At December 31, 2014, we had $39.5 million in commercial and multi-family real estate loans, representing 20.3% of our total loan portfolio.  Subject to future economic, market and regulatory conditions, we intend to continue to focus on this kind of lending, and may increase our loan activity for these types of loans in western Ohio.

Most of our commercial and multi-family real estate loans have fixed-rate terms of up to five years with amortization terms of 25 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

Set forth below is information regarding our commercial and multi-family real estate loans at December 31, 2014.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Retail	14	$2,583
Office	12	1,313
Industrial	5	1,374
Mixed use	6	1,653
Church	12	3,935
Real estate investors/lessors	54	8,351
Student housing	6	6,050
Recreation/entertainment	6	1,364
Commercial development	2	2,630
Auto sales/repair	8	1,400
Restaurant/fast food	9	2,912
Hotel	2	1,590
Agriculture	1	51
Other	17	4,286
Total	154	$39,492

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

Indirect Consumer Lending.  As part of our effort to enhance our net interest margin and the interest rate risk sensitivity of our loan portfolio, we originate indirect automobile loans, including on a  selective basis, recreational vehicle and boat loans.  We have been in the business of providing indirect automobile loans since 2004.  Indirect consumer loans totaled $60.1 million at December 31, 2014, or 30.9% of our total loan portfolio.

We acquire and underwrite our indirect automobile loans from approximately 35 dealers located primarily in our market area under a tiered-rate structure providing for a dealer reserve premium.  The aggregate principal balance of our automobile loan portfolio as of December 31, 2014 was secured primarily by late-model used automobiles.  The weighted average current term to maturity of our automobile loan portfolio at December 31, 2014 was 5 years and 4 month.

At December 31, 2014 the average credit score for borrowers of our indirect loans that were originated since May 2008 was 671, and the weighted average rate of these loans was 7.00%.  At December 31, 2014, $19.5 million, or 32.5% of our total indirect loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a less credit-worthy borrower).

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

Direct Consumer Lending.  Our direct consumer loans, including unsecured loans, totaled $13.5 million or 7.0% of our total loan portfolio, at December 31, 2014 and consisted principally of loans secured by a wide variety of collateral, including certificates of deposit and marketable securities.  Unsecured consumer loans included in the above amount totaled $226,000 or 0.12% of our total loan portfolio.  These loans have either a fixed-rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime rate of interest as reported in The Wall Street Journal.

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

At December 31, 2014, the average loan balance of our outstanding home equity lines of credit was $18,000 and the largest outstanding balance of any such loan was $90,000.  This loan was performing in accordance with its repayment terms at December 31, 2014.

We have deemphasized second mortgage loans and home equity lines of credit during the past three years and do not expect to emphasize this type of lending in the current economic environment.

Construction Lending.  At December 31, 2014, we had $4.4 million, or 2.3% of our total loan portfolio, in construction loans. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. Our construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. On occasion, we may consider loans for the construction of commercial properties.

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

Commercial Business Lending.  At December 31, 2014 commercial business loans represented $10.3 million or 5.3% of our total loan portfolio. Our commercial business loans consist of term loans as well as regular lines of credit and revolving lines of credit to finance short-term working capital needs like accounts receivable and inventory.  Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or unsecured.  We generally obtain personal guarantees with all commercial business loans.  Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months.  We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs.  We fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or seven years, whichever is less.  Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory or long-term assets such as equipment, furniture, fixtures or real estate.

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

At December 31, 2014, the average loan balance of our outstanding commercial business lines of credit was $123,000, and the largest outstanding balance of such loans was a $1.25 million loan secured by business assets.  This loan was performing in accordance with its repayment terms at December 31, 2014.

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

We also offer commercial loans utilizing the Small Business Administration’s 7a Program.  The 75% loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. During the year ended December 31, 2014, we originated SBA guaranteed commercial loans of $1.8 million.  The guaranteed portion of those loans originated in 2014 was sold for a gain of $209,000.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.  All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated to Freddie Mac, although we are also approved to sell to the Federal Home Loan Bank of Indianapolis.  On an ongoing basis, we consider our balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2014, we serviced $61.8 million of fixed-rate, one- to four-family residential real estate loans held by other institutions.

From time to time, we purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. Historically, the loan participations have been secured by commercial and multi-family real estate. In these circumstances, we follow our customary loan underwriting and approval policies.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2014	2013
	(In thousands)

Total loans at beginning of period	$173,873	$161,689

Loans originated:
Real estate loans:
One- to four-family residential (1)	19,069	21,627
Commercial and multi-family	13,288	7,194
Construction	3,988	755
Second mortgages and equity lines of credit	1,501	1,341
Consumer loans:
Indirect	36,345	29,896
Other	8,323	7,284
Commercial business	5,879	3,984
Total loans originated	88,393	72,081

Loans purchased:
Real estate loans:
One- to four-family residential	—	—
Commercial and multi-family	—	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	—
Total loans purchased	—	—

Loans sold:
Real estate loans:
One- to four-family residential	(10,176)	(8,866)
Commercial and multi-family	—	—
Construction	—	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	—
Total loans sold	(10,176)	(8,866)

Other:
Principal repayments	(70,008)	(65,335)
Advances on commercial and home equity lines-of-credit loans	14,380	16,021
Other	(2,204)	(1,717)

Net loan activity	20,385	12,184
Total loans at end of period	$194,258	$173,873

(1)	For the years ended December 31, 2014 and 2013, includes $3,517,000 and $1,013,000 of non-owner-occupied one-to four-family residential loans, respectively.

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

At December 31, 2014, we had three commercial real estate loans totaling $3.1 million classified as a troubled debt restructuring.  One land development loan for $2.3 million restructured in 2013 continues to accrue interest and is performing according to the terms.  The two remaining commercial real estate loan restructurings, which were restructured in prior years, total $825,000 and are in non-accrual status.  Of the two non-accrual loans, one is a $700,000 loan secured by a hotel property and a $125,000 loan secured by a strip mall shopping center.

Delinquent Loans.  The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2014			2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$111	$—	$835	$303	$293	$1,059
Non owner-occupied	––	236	––	––	47	––
Total one- to four-family residential	111	236	835	303	340	1,059
Commercial and multi-family	––	—	975	––	6	450
Construction	––	—	—	––	—	—
Second mortgages and equity lines of credit	––	—	—	––	14	--
Consumer loans	18	—	21	1,383	314	337
Commercial business	1,014	388	795	16	––	––
Total	$1,143	$624	$2,626	$1,702	$674	$1,846

	At December 31,
	2012			2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$131	$111	$1,229	$40	$353	$265
Non owner-occupied	57	––	235			425
Total one- to four-family residential	188	111	1,464	40	353	690
Commercial and multi-family	––	––	521	––	––	594
Construction	––	—	—	16	—	—
Second mortgages and equity lines of credit	55	29	11	6	—	22
Consumer loans	1,041	416	607	840	407	347
Commercial business	––	––	––	––	––	52
Total	$1,284	$556	$2,603	$902	$760	$1,705

	At December 31,
	2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due

Real estate loans:
One- to four-family residential
Owner-occupied	$472	$––	$678
Non owner-occupied	145	––	922
Total one- to four-family residential	617	––	1,600
Commercial and multi-family	––	62	540
Construction	––	—	—
Second mortgages and equity lines of credit	9	––	88
Consumer loans	524	242	325
Commercial business	9	––	35
Total	$1,159	$304	$2,588

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

See Note 3 to our Financial Statements beginning on page F-1 of this annual report for a description by loan category of our classified and special mention assets as of December 31, 2014 and December 31, 2013.

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

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$762	$978	$1,121	$582	$1,224
Commercial and multi-family (1)	825	2,016	521	594	528
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	––	––	––	14	11
Consumer loans	—	—	—	—	30
Commercial business	––	––	––	49	—
Total non-accrual loans	1,587	2,994	1,642	1,239	1,793

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	73	248	343	107	376
Commercial and multi-family	150	—	—	—	12
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	21	—	11	8	77
Consumer loans	795	337	607	347	295
Commercial business	––	––	––	3	35
Total accruing loans past due 90 days or more	1,039	585	961	465	795
Total of nonaccrual and 90 days or more past due loans	2,626	3,579	2,603	1,704	2,588

Real estate owned:
One- to four-family	74	89	75	284	688
Multi--family	225	—	—	—	—
Commercial	—	195	270	354	—
Other	—	98	98	98	98
Total real estate owned	299	382	443	736	786

Other non-performing assets	140	153	109	83	65

Total non-performing assets	3,065	4,114	3,155	2,523	3,439

Troubled debt restructurings (not included above) – commercial and multifamily real estate	2,275	2,312	1,597	—	594

Troubled debt restructurings and total non-performing assets	$5,340	$6,426	$4,752	$2,523	$4,033

Total non-performing loans to total loans	1.35%	2.06%	1.61%	1.10%	1.69%
Total non-performing assets to total assets	1.18%	1.62%	1.28%	1.05%	1.59%
Total non-performing assets and troubled debt restructurings to total assets	2.06%	2.53%	1.93%	1.05%	1.87%

(1)	At December 31, 2014, includes $825,000 of troubled debt restructurings.

Interest income that would have been recorded for the years ended December 31, 2014 and 2013, had nonaccruing loans been current according to their original terms amounted to $142,000 and $186,000, respectively.  No interest for these periods was recognized on these loans nor included in net income for the years ended December 31, 2014 and 2013, respectively.

Non-performing one- to four-family residential real estate loans totaled $835,000 at December 31, 2014 and consisted of 17 loans of which the largest totaled $137,000.

We had three non-performing commercial and multi-family real estate loans at December 31, 2014 with a total balance of $975,000, the largest of which was for $700,000 and was secured by a hotel property located within our market area.

Other non-performing loans totaled $816,000 at December 31, 2014, which included consumer loans of $795,000 and second mortgages of $21,000.

Other real estate owned totaled $299,000 at December 31, 2014, which consisted primarily of one- to four-family residential properties.

There were no other loans at December 31, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2014	2013	2012	2011	2010

Allowance at beginning of period	$2,398	$2,013	$1,904	$1,699	$1,113
Provision for loan losses	1,699	1,447	1,235	1,625	1,294
Charge offs:
Real estate loans:
One- to four-family residential	(653)	(227)	(379)	(630)	(330)
Commercial and multi-family	(947)	(68)	(144)	(264)	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	(18)	(22)	(89)	—
Consumer loans	(646)	(805)	(592)	(494)	(358)
Commercial business	––	––	(52)	(19)	(39)
Total charge-offs	(2,246)	(1,118)	(1,189)	(1,496)	(727)

Recoveries:
Real estate loans:
One- to four-family residential	32	4	3	12	4
Commercial and multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	—	7	—	—
Consumer loans	61	52	53	64	15
Commercial business	—	—	—	—	—
Total recoveries	93	56	63	76	19

Net (charge-offs) recoveries	(2,153)	(1,062)	(1,126)	(1,420)	(708)

Allowance at end of period	$1,944	$2,398	$2,013	$1,904	$1,699

Allowance to non-performing loans	74.03%	67.00%	77.36%	111.74%	65.65%
Allowance to total loans outstanding at the end of the period	1.00%	1.38%	1.25%	1.22%	1.11%
Net (charge-offs) recoveries to average loans outstanding during the period	(1.17)%	(0.64)%	(0.71)%	(0.91)%	(0.47)%

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

	At December 31, 2014			At December 31, 2013
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$447	23.00%	31.86%	$433	18.06%	35.06%
Commercial and multi-family	694	35.70	20.33	1,238	51.63	20.66
Construction	2	0.10	2.25	0	0.00	0.85
Second mortgages and equity lines of credit	14	0.72	2.38	35	1.46	2.51
Consumer loans	758	38.99	37.89	656	27.35	35.68
Commercial business	29	1.49	5.29	36	1.50	5.24
Total allowance for loan losses	$1,944	100.00%	100.00%	$2,398	100.00%	100.00%

	At December 31, 2012			At December 31, 2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$542	26.92%	34.72%	$642	33.72%	36.44%
Commercial and multi-family	829	41.18	21.06	593	31.14	19.41
Construction	4	0.20	1.54	4	0.21	1.78
Second mortgages and equity lines of credit	32	1.59	2.54	29	1.52	2.92
Consumer loans	552	27.42	34.88	491	25.79	33.67
Commercial business	54	2.68	5.26	145	7.62	5.78
Total allowance for loan losses	$2,013	100.00%	100.00%	$1,904	100.00%	100.00%

	At December 31, 2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate loans:
One- to four-family residential	$700	41.20%	38.37%
Commercial and multi-family	336	19.78	17.71
Construction	7	0.41	1.29
Second mortgages and equity lines of credit	18	1.06	3.25
Consumer loans	531	31.25	34.63
Commercial business	107	6.30	4.75
Total allowance for loan losses	$1,699	100.00%	100.00%

At December 31, 2014, our allowance for loan losses represented 1.00% of total loans and 74.03% of nonperforming loans, and at December 31, 2013, our allowance for loan losses represented 1.38% of total loans and 67.00% of nonperforming loans. The allowance for loan losses was $1.9 million at December 31, 2014 and was $2.4 million at December 31, 2013, due to a provision for loan losses of $1.7 million, offset by net charge-offs of $2.2 million during 2014. Net charge-offs for 2014 included a chageoff of $849,000 related to a large commercial credit with specific reserve established in 2013 that is not representative of overall community portfolio.

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

At December 31, 2014, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of our equity at that date.

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

At December 31, 2014, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

Municipal Bonds.  At December 31, 2014, the carrying value of municipal bonds in our portfolio totaled $13.0 million.  These securities generally provide similar or higher yields than other investments in our securities investment portfolio.  While they do not provide the liquidity of other securities, we maintain these investments, to the extent appropriate, for tax planning, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities.  At December 31, 2014, the carrying value of our mortgage-backed securities portfolio totaled $29.5 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as West End Bank, S.B.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored entities, such as Fannie Mae and Freddie Mac.

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

Federal Home Loan Bank Stock.  We hold common stock of the Federal Home Loan Bank of Indianapolis in connection with our borrowing activities totaling $1.5 million at December 31, 2014.  The common stock of such entity is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable.  At December 31, 2014, our investment in bank-owned life insurance totaled $5.2 million and was issued by three insurance companies.

Securities Portfolio Composition.  The following table sets forth the amortized cost and fair value of our securities portfolio, all of which were available for sale, at the dates indicated.  Securities available for sale are carried at fair value.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$13,053	$13,047	$16,254	$15,038	$12,978	$13,181
Mortgage-backed securities – GSE residential	29,658	29,492	42,478	41,822	43,386	43,709
Collateralized mortgage obligations	––	––	––	––	––	––
SBA Pools	––	––	2,787	2,796	3,569	3,720
Total available for sale	$42,711	$42,539	$61,519	$59,656	$59,933	$60,610

Securities Portfolio Maturities and Yields.  The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2014.  Securities available for sale are carried at fair value.  Municipal bond yields have not been adjusted to a tax-equivalent basis.  Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments.  Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2014	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Municipal bonds	$—	––	$—	––	$4,949	3.48%	$8,104	4.09%	$13,053	3.86%
Mortgage-backed securities – GSE residential	––	––	––	––	1,367	2.09%	28,291	1.68%	29,658	1.70%
SBA Pools	––	––	––	––	––	––	––	––	––	––
Collateralized mortgage obligation	—	––	—	––	––	––	––	––	––	––
Total available for sale	$––	––	$––	––	$6,316	3.18%	$36,395	2.22%	$42,711	2.36%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  We also use borrowings, primarily Federal Home Loan Bank of Indianapolis advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds.  In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. To a lesser extent, we may utilize repurchase agreements or Federal Fund Sold as funding sources

Deposits.  Our deposits are generated primarily from residents within our primary market area.  We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  We have not in the past nor presently have any brokered deposits.  However, dependent on our future needs for, we could utilize this avenue for liquidity purposes.

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

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Year Ended December 31,
	2014			2013			2012
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate

Non-interest bearing	$17,899	8.78%	0.00%	$16,566	8.35%	0.01%	$14,266	7.52%	0.00%
Checking	29,654	14.59	0.13	29,112	14.68	0.12	29,484	15.53	0.15
Money market	42,111	20.66	0.39	41,609	20.97	0.38	38,806	20.45	0.43
Savings	16,108	7.90	0.10	15,027	7.58	0.10	13,914	7.33	0.15
Certificates and other time deposits of $100,000 or more	53,187	26.10	1.03	44,771	22.57	1.04	34,281	18.06	1.50
Other certificates and time deposits	44,771	21.97	0.96	51,285	25.85	1.16	59,049	31.11	1.45
Total	$203,730	100.00%		$198,370	100.00%		$189,800	100.00%

As of December 31, 2014, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $53.2 million.  The following table sets forth the maturity of these certificates as of December 31, 2014.

At December 31, 2014
(In thousands)
Maturity Period:
Three months or less	$3,500
Over three through six months	11,077
Over six through twelve months	5,850
Over twelve months	32,760
Total	$53,187

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2014	2013
	(In thousands)

INTEREST RATE:
Less than 1%	$45,992	$49,698
1.00% - 1.99%	46,777	40,091
2.00% - 2.99%	5,072	5,408
3.00% - 3.99%	69	261
4.00% - 4.99%	48	598
Total	$97,958	$96,056

Borrowings.  Our borrowings currently consist of $24.0 million in advances from the Federal Home Loan Bank of Indianapolis. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

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

At December 31, 2014, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $20.6 million.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the periods indicated.

	Year Ended December 31,
	2014	2013

Average amount outstanding during the period:
FHLB advances	$26,899	$27,131
Weighted average interest rate during the period:
FHLB advances	1.48%	2.02%
Balance outstanding at end of period:
FHLB advances	24,000	26,000
Weighted average interest rate at end of period:
FHLB advances	1.51%	1.58%

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

Personnel

As of December 31, 2014, we had 71.5 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

The Indiana Department of Financial Institutions has established a schedule for the assessment of “supervisory fees” for all Indiana savings banks to fund the operations of the Indiana Department of Financial Institutions. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Indiana savings banks with the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions also assesses fees for examinations conducted by the Indiana Department of Financial Institutions’ staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2014, West End Bank, S.B. paid approximately $28,600 in supervisory fees and no examination fees.  The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

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

At December 31, 2014, West End Bank, S.B. maintained 84% of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2014, the annualized FICO assessment was equal to .62 cents for each $100 in domestic deposits maintained at an institution.

For the year ended December 31, 2014, the Bank expensed $206,500 related to the FICO bonds and deposit insurance assessments.

Federal Home Loan Bank System.  West End Bank, S.B. is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of Indianapolis, West End Bank, S.B. is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2014, West End Bank, S.B. was in compliance with this requirement.

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

Qualified Mortgages and Retention of Credit Risk

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage.  Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

●	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

●	interest-only payment;

●	negative-amortization; and

●	terms longer than 30 years

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrow for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability tor desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any assets that is not a “qualified residential mortgage.”  The regulatory agencies have issued a proposed rule to implement this requirement.  The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above).  Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

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

Capital.  Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements.  However, the Dodd-Frank Act required the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2014, West End Bank, S.B. had no minimum tax credit carry forward.

Corporate Dividends.  We may exclude from our income 100% of dividends received from West End Bank, S.B. as a member of the same affiliated group of corporations.

Audit of Tax Returns.  West End Bank, S.B.’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Indiana State Taxation. West End Indiana Bancshares, Inc., and West End Bank, S.B. are subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 8.0% on apportioned “adjusted gross income.” “Adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several modifications pursuant to Indiana tax regulation.

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

ITEM 1B.          Unresolved Staff Comments

None.

ITEM 2.             Properties

As of December 31, 2014, the net book value of our office properties was $3.0 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main (Richmond) Office:

34 South 7th Street Richmond, Indiana 47374	Owned	1958	10,468	$547

Other Properties:

Eastside Office and Mortgage Loan Center: 101 South 37th Street Richmond, Indiana 47374	Owned	2004	3,352	1,185

Hagerstown Office: 10 East Main Street Hagerstown, Indiana 47343	Owned	1962	1,300	169

Liberty Office: 207 North Main Street Liberty, Indiana 47353	Owned	2009*	2,330	705

Other Properties: 48 South 7th Street Richmond, Indiana 47374	Owned	2010	No building on site (adjacent to main office)	200

45 South 7th Street Richmond, Indiana 47374	Owned	1999	2,232	164

37 South 7th Street Richmond, Indiana 47374	Owned	2011	No building on site (adjacent to main office)	44

ITEM 3.          Legal Proceedings

At December 31, 2014, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.          Mine Safety Disclosures.

Not applicable.
42

PART II

ITEM 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)       Market Information, Holders and Dividend Information.  Our common stock is quoted on the OTC Bulletin Board under the symbol “WEIN.”  The number of holders of record of West End Indiana Bancshares, Inc.’s common stock as of December 31, 2014 was 209.  Certain shares of West End Indiana Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents high and low quarterly trading prices for our shares and dividends declared per share for the periods indicated.

	High Sale	Low Sale	Dividends Declared
2014:
Quarter ended December 31	$20.80	$20.00	$0.06
Quarter ended September 30	20.24	19.40	0.06
Quarter ended June 30	19.88	17.50	0.06
Quarter ended March 31	18.85	17.65	0.06

2013:
Quarter ended December 31	$19.10	$18.60	$0.06
Quarter ended September 30	20.88	18.50	0.06
Quarter ended June 30	19.64	16.50	0.06
Quarter ended March 31	16.90	15.25	0.06

(b)      Sales of Unregistered Securities.  Not applicable.

(c)      Use of Proceeds.  Not applicable.

(d)      Securities Authorized for Issuance Under Equity Compensation Plans.  The following table sets forth the information as of December 31, 2014 with respect to compensation plans (other than the Company’s employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights	Number of common stock remaining available for future issuance under stock based compensation plan (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	181,340	$18.75	14,800
Equity compensation plans not approved by stockholders	––	––	––
Total	181,340	$18.75	14,800

(e)      Stock Repurchases.  The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the fourth quarter of 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	10,500	20.25	10,500	117,500
November 1, 2014 through November 30, 2014	23,042	20.50	23,042	94,458
December 1, 2014 through December 31, 2014	5,000	20.17	5,000	89,458

(f)       Stock Performance Graph.  Not required for smaller reporting companies.

ITEM 6.          Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of West End Indiana Bancshares, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2014 and December 31, 2013 and our results of operations for the years ended December 31, 2014 and 2013.  This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans.  We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities and mortgage-backed securities.  At December 31, 2014, we had total assets of $259.4 million, total deposits of $203.7 million and total equity of $30.4 million.

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

During recent years, in order to reduce our vulnerability to changes in interest rates and enhance our net interest rate spread, we have increased our acquisitions of indirect automobile loans and commercial and multi-family real estate loans. At December 31, 2014 our indirect automobile loan portfolio had an average life of 2 years 8 months which allows us to reinvest these funds into market-rate loans as interest rates change.  Additionally, we sell the majority of our fixed-rate one- to four-family residential real estate loans that we originate.  As part of our asset/liability management, we have also increased our core deposits (which we consider to be non-interest bearing and interest bearing checking, money market and statement savings accounts). Finally, we have also employed a strategy to shorten our investment portfolio maturities in recent years.

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy.  Highlights of our current business strategy include the following:

●
Increasing our holdings of loans other than one- to four-family residential real estate loans.  While we will continue to emphasize one- to four-family residential real estate loans, we also intend, subject to market conditions, to increase our holdings of indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, other consumer loans and commercial business loans, in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between December 31, 2010 and December 31, 2014, indirect loans and other consumer loans increased $20.4 million, or 38.3%, commercial and multi-family real estate loans increased $12.3 million, or 45.2%, and commercial business loans increased $3.0 million, or 41.1%, and we expect that these loan categories will continue to provide growth opportunities.

●
Continuing to emphasize the origination of one- to four-family residential real estate loans, while increasing, to the extent practicable, the amount of our adjustable-rate residential mortgage loans. We are and will continue to be a one- to four-family residential real estate lender to borrowers in our market area.  As of December 31, 2014, $61.9 million, or 31.9%, of our total loans and 23.9% of our total assets consisted of one- to four-family residential real estate loans, compared to $58.9 million, or 38.4%, of total loans and 30.1% of total assets at December 31, 2010.  To the extent practicable under applicable market conditions, we seek to emphasize the origination of adjustable-rate residential mortgage loans for retention in our portfolio.

●
Managing interest rate risk, including following our strategy of selling most of our fixed-rate one- to four-family residential real estate loans into the secondary market, while attempting to maximize, to the extent practicable, our net interest margin.  During the last several years, we have taken steps that are intended to increase our net interest margin as well as our ability to manage our interest rate risk in the future.  In particular, we have increased our holdings of indirect automobile loans and commercial and multi-family real estate loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family residential real estate loans.  We have also reduced the average maturity in our investment securities portfolio. In addition, we perform on an ongoing basis, an asset/liability management analysis to determine the amount of fixed-rates loans to sell, and in recent years, based on these ongoing analyses, we have sold most of our fixed-rate one- to four-family residential real estate loans that we originate, while retaining the servicing rights.

●
Maintaining strong asset quality.  We have sought to build strong asset quality by following conservative underwriting guidelines, sound loan administration, and generally focusing on secured loans located in our market area. Our non-performing assets and troubled debt restructurings totaled $5.3 million or 2.06% of total assets at December 31, 2014.  Our total nonperforming loans and troubled debt restructurings to total loans ratio was 2.5% at December 31, 2014.  Total loan delinquencies greater than 90 days and non-accrual loans, as of December 31, 2014, were $2.6 million, or 1.4% of total loans.

45

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

Mortgage Servicing Rights.  We sell to investors a portion of our originated one- to four-family residential real estate loans.  When we acquire mortgage servicing rights through the origination of mortgage loans and the sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value.  As of December 31, 2014, we were servicing loans sold to others totaling $61.8 million.  We have elected to initially and subsequently measure the mortgage-servicing rights for residential mortgage loans using the fair value method.  Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

The key economic assumptions made in determining the fair value of the mortgage servicing rights at December 31, 2014 included the following:

Annual constant prepayment speed (CPR):	13.0%

Weighted average life remaining:	3.56 years

Discount rate used:	5.8%

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage-servicing rights is netted against loan servicing fee income.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets increased $5.0 million, or 2.0%, to $259.4 million at December 31, 2014, from $254.4 million at December 31, 2013. The increase was a result of increases to loans, cash and cash equivalents, and the cash surrender value of bank-owned life insurance, partially offset by decreases in investment securities classified as available for sale, loans held for sale, Federal Home Loan Bank stock, fixed assets, and other assets.

Cash and cash equivalents increased $3.2 million, or 47.8%, to $9.9 million at December 31, 2014 from $6.7 million at December 31, 2013, and the cash surrender value of bank-owned life insurance increased to $5.2 million at December 31, 2014 from $5.0 million at December 31, 2013. Securities classified as available for sale decreased $17.2 million, or 28.8%, to $42.5 million at December 31, 2014 from $59.7 million at December 31, 2013 with proceeds from sales and normal cash flow utilized to fund loan growth. Additionally, loans held for sale decreased to $50,000 from $933,000 resulting from the timing of loan sales at year-end, Federal Home Loan Bank stock decreased to $1.5 million from $1.7 million, and premises and equipment decreased to $3.5 million from $3.7 million and other assets decreased to $3.3 million at December 31, 2014 from $3.9 million at December 31, 2013.

Net loans increased $20.8 million, or 12.1%, to $192.2 million at December 31, 2014 from $171.4 million at December 31, 2013. Commercial and industrial non-real estate loans increased $1.2 million to $10.3 million from $9.1 million and commercial and multi-family real estate loans increased $3.6 million, or 10.0%, to $39.5 million from $35.9 million.  One to four-family residential loans increased approximately $1.0 million, or 1.5% to $61.9 million from $61.0 million and second mortgages and equity lines of credit increased $253,000, or 5.8%, to $4.6 million from $4.3 million.  The most significant growth was the consumer loan portfolio which increased $11.6 million, or 18.7%, to $73.6 million from $62.0 million.  Included within consumer loans, direct consumer loans increased $2.3 million to $13.5 million from $11.2 million, and indirect loans increased $9.3 million to $60.1 million from $50.8 million.

Deposits increased $5.3 million, or 2.7%, to $203.7 million from $198.4 million year to year.  Core deposits, including savings, interest bearing and non-interest bearing checking, and money market deposit accounts increased $3.5 million to $105.8 million at December 31, 2014 from $102.3 million at December 31, 2013.  Growth was recognized in all core categories as savings accounts increased $1.1 million or 7.3%, to $16.1 million at December 31, 2014 from $15.0 million at December 31, 2013, interest bearing and non-interest bearing checking accounts increased $1.9 million, or 4.2%, to $47.6 million at December 31, 2014 from $45.7 million at December 31, 2013 money market deposit accounts increased $500,000 or 1.2% to $42.1 million at December 31, 2014 from $41.6 million at December 31, 2013; and certificates of deposit increased $1.9 million, or 2.0% to $98.0 million at December 31, 2014 from $96.1 million at December 31, 2013.

Borrowings, which consisted entirely of Federal Home Loan Bank advances, decreased $2.0 million, or 7.7%, to $24.0 million at December 31, 2014 from $26.0 million at December 31, 2013.

Total stockholders’ equity increased $1.5 million, or 5.2%, to $30.4 million at December 31, 2014 from $28.9 million at December 31, 2013.  The increase was a result of net income of $1.4 million during 2014 and a decrease in the unrealized loss on securities available for sale of $1.0 million, partially offset by the stock repurchase of $1.0 million, cash dividends of $0.24 per share, for an aggregate of $304,000, and changes to equity accounts as a result of distributed or recognized shares from the ESOP and stock based compensation plans.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General. Net income increased $359,000 or 33.9%, to $1.4 million for the year ended December 31, 2014 compared to net income of $1.1 million for the year ended December 31, 2013.  The increase in net income resulted primarily from increases in net interest income of $1.1 million and noninterest income of $132,000 partially offset by increases to the provision for loan losses of $252,000, noninterest expense of $468,000, and income tax expense of $193,000.

Interest Income. Interest income increased to $11.9 million for the years ended December 31, 2014 from $11.1 million on December 31, 2013.  The average balance of total interest earning assets increased $4.9 million, or 2.0% to $246.2 million for the year ended December 31, 2014 from $241.3 million for the year ended December 31, 2013.  The average yield on total interest earning assets increased 23 basis points to 4.84% for 2014 from 4.61% for 2013 due to the overall change in higher yield loans and decrease in lower yield investments.

Interest income and fees on loans increased to $10.8 million for 2014 from $10.0 million in 2013. Reflecting market interest rates, the average yield on loans decreased 11 basis points to 5.86% for the year ended December 31, 2014 from 5.97% for the year ended December 31, 2013.  However, the decline in yield was entirely offset by an increase of $17.5 million, or 10.5%, in the average balance of loans to $184.4 million for the year ended December 31, 2014 from $166.9 million for the year ended December 31, 2013.

Interest income on investment securities decreased to $1.0 million from $1.1 million the year ended December 31, 2014 and 2013 respectively.  The decrease of $12.0 million to the average balance of investment securities to $53.3 million for the year ended December 31, 2014 from $65.3 million for the year ended December 31, 2013 was offset by the increase in the average yield earned on such assets, to 1.94% for the year end December 31, 2014 from 1.68% for the year ended December 31, 2013.

Interest Expense. Interest expense decreased $354,000, or 18.0%, to $1.6 million for 2014 from $2.0 million in 2013 reflecting rolloff of higher interest certificates of deposits. The average balance of interest bearing deposit accounts decreased to $182.0 million for the year ended December 31, 2014 from $184.0 million for the year ended December 31, 2013, the interest paid on these liabilities also decreased $203,000 to $1.2 million for the year ended  December 31, 2014 from $1.4 million for the year ended December 31, 2013.

The average balance of interest bearing demand deposits (savings, checking and money market accounts) decreased $1.1 million to $86.5 million for the year ended December 31, 2014 from $87.6 million for the year ended December 31, 2013. There was growth in the average balance of interest bearing checking accounts to $30.4 million at December 31, 2014 compared to $29.6 million at December 31, 2013, while the average balance of savings accounts increased to $16.0 million for the year ended December 31, 2014 from $14.4 million for the year ended December 31, 2013. Money market accounts decreased to $40.1 million for the year ended December 31, 2014 from $43.6 million for the year ended December 31, 2013. The average yield on core deposits remained unchanged at 0.25% for years ended 2014 and 2013.  Interest expense slightly decreased to $219,000 from $220,000.

Interest expense paid on certificates of deposit decreased $202,000, or 17.8%, to $1.0 million for the year ended December 31, 2014 from $1.2 million for the year ended December 31, 2013 as management continued its strategy not to pursue rate sensitive accounts, but to remain focused on lowering the overall cost of funds.  The average balance of certificates of deposit decreased $842,000, or 0.87%, to $95.5 for the year ended December 31, 2014 from $96.3 for the year ended December 31, 2013.  The average interest paid also decreased as the average yield fell to 20 basis points to 1.04% for the year ended December 31, 2014 from 1.24% for the year ended December 31, 2013.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $150,000, or 27.4% to $398,000 for the year ended December 31, 2014 from $548,000 for the year ended December 31, 2013.   The average balance of advances decreased to $26.9 million for the year ended December 31, 2014 from $27.1 million for the year ended December 31, 2013, the average rate paid decreased 54 basis points to an average rate of 1.48% for the year ended December 31, 2014 from 2.02% for the year ended December 31, 2013.  Furthering management’s strategy to reduce the overall cost of funds and reduce rate sensitivity, maturing advances for $13.0 million with rates ranging from 0.43% to 3.28% matured and were replaced with $12 million in advances with rates ranging from 0.43% to 1.79% and laddered terms up to 5 years.

  Net Interest Income.  Net interest income increased $1.1 million, or 12.4% to $10.3 million for December 31, 2014 from $9.2 million for the year ended December 31, 2013. The increase was primarily due to an increase in interest income on loans of $839,000 to $10.8 million from $10.0 million and a decrease in interest expense on deposits of $203,000 to $1.2 million from $1.4 million and a decrease in the cost of borrowings of $150,000 to $398,000 from $548,000.

Provision for Loan Losses.  A provision for loan losses of $1.7 million was recorded for 2014 and $1.4 million for 2013.  The allowance for loan losses was $1.9 million, or 1.0% to total loans outstanding at December 31, 2014 compared to $2.4 million, or 1.4% of total loans outstanding at December 31, 2013.  Total nonperforming loans were $2.6 million, or 1.4% of total loans outstanding at December 31, 2014 compared to $3.6 million, or 2.1% of total loans outstanding at December 31, 2013.  The increase to the provision reflected the increase in net loans during 2014 and specifically, an increase in the indirect automobile segment of the portfolio.  The allowance for loan losses as percentage of nonperforming loans increased to 74.0% at December 31, 2014 from 67.0% at December 31, 2013.  To the best of our knowledge, we have provided for losses that are both probable and reasonable to estimate at December 31, 2014 and 2013.

Noninterest Income.  Noninterest income increased $132,000, or 8.7%, to $1.7 million for the year ended December 31, 2014, from $1.5 million for the year ended December 31, 2013. The increase was due primarily to a $133,000 increase in realized gains on sales of available for sale securities. Gains on sale of loans increased $39,000 to $444,000 for the year ended December 31, 2014 from $405,000 for the year ended December 31, 2013 as one to four family residential loan volume increased. Net gains on sale of investment securities increased $133,000 to $153,000 for the year ended December 31, 2014 from $20,000 for the year ended December 31, 2013. Offsetting these increases in noninterest income, net loss on sale of other assets increased $48,000 to $5,000 for the year ended December 31, 2014 from ($43,000) for the year ended December 31, 2013. In addition, the market value of our mortgage servicing rights decreased and resulted in a decrease to loan servicing income of $124,000 to $35,000 for the year ended December 31, 2014 from $159,000 for the year ended December 31, 2013.

Noninterest Expense.  Noninterest expense increased $468,000, or 6.1% to $8.1 million for the year ended December 31, 2014 from $7.7 million for the year ended December 31, 2013.  The increase was due primarily to a $448,000 increase in salaries and employee benefits, a $95,000 increase in professional fees for upgrading and consultation of network upgrades, a $31,000 increase to occupancy expense, a $38,000 increase in ATM charges and a $34,000 increase to postage and courier services, partially offset by a $55,000 decrease in director fees and benefits, a $28,000 decrease to advertising expense and a $106,000 decrease in other expenses as a result of bringing item processing in-house.  Salaries and employee benefits increased due to an increase in expenses related to the management reward program and other normal annual salary increases and payouts under our benefits plans.

Income tax expense.  We recorded $698,000 of income tax expense for the year ended December 31, 2014 compared to $505,000 for the year ended December 31, 2013, reflecting pre-tax income of $2.1 million for 2014 compared to pre-tax income of $1.6 million for 2013.  Our effective tax rate was 33.0% for the year ended December 31, 2014, compared to 32.3% for the year ended December 31, 2013.

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

	For the Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$184,416	$10,799	5.86%	$166,923	$9,961	5.97%	$158,769	$9,958	6.27%
Investment securities	53,224	1,030	1.94	65,305	1,095	1.68	54,306	1,061	1.95
Other interest-earning assets	8,563	79	0.92	9,119	66	0.72	19,546	80	0.41
Total interest-earning assets	246,203	11,908	4.84	241,347	11,122	4.61	232,621	11,099	4.77

Noninterest-earning assets	11,767			12,398			13,565
Total assets	$257,970			$253,745			$246,186

Liabilities and equity:
Interest-bearing liabilities:
Checking	$30,429	40	.13	$29,613	38	.13	$28,418	67	.24
Money Market	40,079	160	.40	43,590	164	.38	37,359	220	.59
Savings	15,950	19	.12	14,433	18	.12	15,391	37	.24
Certificates and other time deposits of $100,000 or more	95,498	992	1.04	96,340	1,194	1.24	97,704	1,616	1.65
Total interest-bearing deposits	181,956	1,211	.67	183,976	1,414	.77	178,872	1,940	1.08

FHLB advances	26,899	398	1.48	27,131	548	2.02	25,352	566	2.23
Total interest-bearing liabilities	208,855	1,609	.77	211,107	1,962	.93	204,224	2,506	1.23

Noninterest-bearing demand deposits	16,862			14,066			11,062
Other noninterest-bearing liabilities	1,210			1,297			1,500
Total liabilities	226,927			226,470			216,786

Total equity	31,043			27,275			29,400
Total liabilities and equity	$257,970			$253,745			$246,186

Net interest income		$10,299			$9,160			$8,593
Interest rate spread			4.07%			3.68%			3.54%
Net interest margin			4.18%			3.80%			3.69%
Average interest-earning assets to average interest-bearing liabilities			117.88%			114.32%			113.90%

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

	Years Ended December 31, 2014 vs. 2013			Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate

Interest income:
Loans receivable	$1,027	$(189)	$838	$464	$(461)	$3
Investment securities	(220)	155	(65)	148	(114)	34
Other interest-earning assets	(4)	17	13	(55)	41	(14)
Total	803	(17)	786	557	(534)	23

Interest expense:
Deposits	(15)	(188)	(203)	60	(586)	(526)
FHLB advances	(5)	(145)	(150)	38	(56)	(18)
Total	(20)	(333)	(353)	98	(642)	(544)
Increase (decrease) in net interest income	$823	$316	$1,139	$459	$108	$567

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

We use an earnings simulation analysis that measures the sensitivity of net interest income to various interest rate movements.  The base-case scenario is established using current interest rates.  The comparative scenarios assume an immediate parallel shock in increments of 100 basis point (bp) rate movements.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is run at least quarterly showing shocks from -300bp to +300bp.  At least annually, the model is run with a shock of +400bp along with a -300bp to +300bp with a non-parallel rate shift, meaning short-term and long-term rates would not move in equal increments.

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

The table below sets forth, as of December 31, 2014 and 2013, the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.  In the below table, “12 Month Horizon” and “24 Month Horizon” represent the assumed length of time for which the designated immediate change in the interest rate would remain effective. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	At December 31,
	2014	2013
Change in Interest Rates (basis points)	Net Interest Change as a Percentage of Net Interest Income
12 Month Horizon
+400	(6.40)%	(8.84)%
+300	(1.64)%	(0.11)%
+200	(1.28)%	0.69%
+100	(1.07)%	1.27%
0	(1.31)%	1.26%
-100	(2.22)%	0.09%

24 Month Horizon
+400	(7.17)%	(7.51)%
+300	(5.80)%	(3.64)%
+200	(4.70)%	(1.73)%
+100	(4.11)%	(0.27)%
0	(4.50)%	0.06%
-100	(6.12)%	(1.92)%

The table above indicates that at December 31, 2014, in the event of a 200 basis point increase in interest rates, assuming a 12 month horizon, our net interest income would decline 1.28%. In the event of a 100 basis point decrease in interest rates, assuming a 12 month horizon, our net interest income would decline by 2.22%. A rising rate environment over a 24-month period shows even less favorable decreases to our net interest income than the correlating rate change over a 12-month period.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $4.9 million and $3.2 million for 2014 and 2013, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $3.8 million and $16.0 million for 2014 and 2013, respectively. The 2014 period reflected a net change in loans of $22.8 million while the 2013 period reflected our purchase of $15.2 million in securities available-for-sale. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts was $2.0 million and $8.7 million for 2014 and 2013, respectively, resulting from our strategy of growing our deposit accounts from our commercial borrowers and a general growth in all core deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At December 31, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $26.7 million, or 10.3% of adjusted total assets, which is above the required level of $10.4 million, or 4.0%; and total risk-based capital of $28.7 million, or 15.2% of risk-weighted assets, which is above the required level of $15.1 million, or 8.0%. Accordingly, West End Bank, S.B. was categorized as well capitalized at December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2014, we had outstanding commitments to originate loans of $14.1 million and stand-by letters of credit of $1.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2014 totaled $41.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 18 of the notes to our consolidated financial statements beginning on page F-1 of this annual report.

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

ITEM 8.             Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

West End Indiana Bancshares, Inc.

Consolidated Financial Statements

December 31, 2014 and 2013

West End Indiana Bancshares, Inc.
As of December 31, 2014 and 2013
and Years Ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
West End Indiana Bancshares, Inc.
Richmond, Indiana

We have audited the accompanying consolidated balance sheets of West End Indiana Bancshares, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West End Bank Indiana Bancshares, Inc. of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, llp

Indianapolis, Indiana
March 30, 2015

West End Indiana Bancshares, Inc.
Consolidated Balance Sheet
December 31, 2014 and 2013

	December 31,
	2014	2013
Assets
Cash and due from banks	$1,821,737	$1,347,060
Interest-bearing demand deposits	8,039,961	5,334,141
Cash and cash equivalents	9,861,698	6,681,201
Investment securities available for sale	42,538,676	59,655,585
Loans held for sale	49,640	933,396
Loans, net of allowance for loan losses of $1,944,219 and $2,398,233 at December 31, 2014 and 2013, respectively	192,194,531	171,352,984
Premises and equipment	3,462,409	3,651,257
Federal Home Loan Bank stock	1,497,000	1,722,100
Interest receivable	1,029,641	1,068,383
Bank-owned life insurance	5,151,622	5,024,319
Foreclosed real estate held for sale	299,300	382,450
Other assets	3,269,477	3,894,769

Total assets	$259,353,994	$254,366,444
Liabilities and Stockholders’ Equity

Liabilities
Deposits	$203,730,301	$198,370,291
Federal Home Loan Bank advances	24,000,000	26,000,000
Interest payable	65,133	71,450
Other liabilities	1,109,270	988,073
Total liabilities	228,904,704	225,429,814

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding—1,329,880 and 1,379,548 at December 31, 2014 and 2013, respectively	13,299	13,795
Additional paid in capital	10,979,452	11,657,969
Retained earnings	20,513,341	19,399,094
Unearned employee stock ownership plan (ESOP)	(952,680)	(1,008,720)
Accumulated other comprehensive loss	(104,122)	(1,125,508)
Total stockholders’ equity	30,449,290	28,936,630
Total liabilities and stockholders’ equity	$259,353,994	$254,366,444

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Income
Years Ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013

Interest and Dividend Income
Loans receivable, including fees	$10,799,475	$9,960,869
Investment securities	1,029,640	1,094,505
Other	79,209	66,391
Total interest income	11,908,324	11,121,765

Interest Expense
Deposits	1,210,627	1,414,096
Federal Home Loan Bank advances	397,801	548,258
Total interest expense	1,608,428	1,962,354
Net Interest Income	10,299,896	9,159,411
Provision for loan losses	1,699,000	1,447,000
Net Interest Income After Provision for Loan Losses	8,600,896	7,712,411

Other Income
Service charges on deposit accounts	579,463	583,252
Loan servicing income, net	35,024	158,621
Debit card income	283,423	251,458
Gain on sale of loans	443,898	405,365
Net realized gains on sales of available-for-sale securities (includes $152,813 and $19,839 , respectively, related to accumulated other comprehensive earnings reclassifications)	152,813	19,839
Gain on cash surrender value of life insurance	127,303	135,391
Gain (loss) on other assets	4,741	(43,237)
Other income	27,919	12,714
Total other income	1,654,584	1,523,403

Other Expense
Salaries and employee benefits	4,613,107	4,165,158
Net occupancy	517,965	486,881
Data processing fees	325,765	328,354
Professional fees	482,806	388,277
Director expenses	173,933	229,392
Advertising	221,644	250,081
ATM charges	228,976	191,112
Postage and courier	216,814	182,631
FDIC insurance premiums	206,500	192,401
Other expenses	1,151,824	1,257,801
Total other expense	8,139,334	7,672,088

Income Before Income Tax	2,116,146	1,563,726
Income tax expense (includes $60,529 and $7,858 respectively, related to income tax expense from reclassification items)	697,775	504,767

Net Income	$1,418,371	$1,058,959

Earnings Per Share
Basic	$1.12	$0.82
Diluted	$1.12	$0.82
Dividends Per Share	$0.24	$0.24

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013

Net Income	$1,418,371	$1,058,959
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $730,179 and $(998,029)	1,113,669	(1,522,253)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $60,529 and $7,858	92,283	11,981
	1,021,386	(1,534,234)

Comprehensive income (loss)	$2,439,757	$(475,275)

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2014 and 2013

	Common Stock					Accumulated
			Additional		Unearned	Other	Total
	Shares		Paid-In	Retained	ESOP	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
Balances at January 1, 2013	$1,401,008	$14,010	$12,920,031	$18,649,758	$(1,064,760)	$408,726	$30,927,765
Net income	—	—	—	1,058,959	—	—	1,058,959
Other Comprehensive loss	—	—	—	—	––	(1,534,234)	(1,534,234)
ESOP shares earned	—	—	44,911	—	56,040	––	100,951
Restricted Shares	56,040	560	(560)	—	––	––	––
Stock Based Compensation Expense	—	––	151,971	—	—	––	151,971
Shares Repurchased	(77,500)	(775)	(1,458,384)	—	—	––	(1,459,159)
Cash dividends ($0.24) per share	––	––	––	(309,623)	––	––	(309,623)

Balances at December 31, 2013	1,379,548	13,795	11,657,969	19,399,094	(1,008,720)	(1,125,508)	28,936,630
Net income	—	—	—	1,418,371	––	––	1,418,371
Other Comprehensive income	—	—	—	—	––	1,021,386	1,021,386
ESOP shares earned	—	—	51,024	—	56,040	––	107,064
Stock Based Compensation Expense	—	—	281,571	—	—	––	281,571
Shares Repurchased	(49,668)	(496)	(1,011,112)	––	––	––	(1,011,608)
Cash dividends ($0.24) per share	––	––	––	(304,124)	––	––	(304,124)
Balances at December 31, 2014	1,329,880	$13,299	$10,979,452	$20,513,341	$(952,680)	$(104,122)	$30,449,290

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013
Operating Activities
Net income	$1,418,371	$1,058,959
Items not requiring (providing) cash
Provision for loan losses	1,699,000	1,447,000
Depreciation and amortization	259,277	242,354
Deferred income taxes	183,001	(167,994)
Investment securities amortization, net	680,401	1,069,753
Investment securities gains	(152,813)	(19,839)
Loans originated for sale	(9,292,498)	(8,497,656)
Proceeds on loans sold	10,315,987	9,001,147
Gain on loans sold	(443,898)	(405,365)
Loss (gain) on other assets	(4,741)	43,237
ESOP shares earned	107,064	100,951
Stock based compensation	281,571	151,971
Net change in
Interest receivable	38,742	(55,437)
Interest payable	(6,317)	(13,366)
Cash surrender value of life insurance	(127,303)	(135,391)
Prepaid FDIC Insurance	––	207,202
Other adjustments	(37,531)	(789,067)
Net cash provided by operating activities	4,918,313	3,238,459

Investing Activities
Purchases of securities available for sale	(3,404,190)	(15,230,736)
Proceeds from maturities of securities available for sale	8,015,985	12,123,301
Proceeds from sales of securities available for sale	13,668,561	471,527
Proceeds from redemption of FHLB stock	225,100	—
Net change in loans	(22,819,176)	(13,138,687)
Purchase of premises and equipment	(70,429)	(364,786)
Proceeds from sale of foreclosed real estate	602,055	149,241
Other investing activities	—	452
Net cash used in investing activities	(3,782,094)	(15,989,688)

Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	3,458,123	2,726,046
Net change in certificates of deposit	1,901,887	5,844,565
Repurchased shares	(1,011,608)	(1,459,159)
Repayment of FHLB advances	(25,000,000)	(18,500,000)
Proceeds from FHLB advances	23,000,000	20,500,000
Cash dividends	(304,124)	(387,379)
Net cash provided by financing activities	2,044,278	8,724,073

Net Change in Cash and Cash Equivalents	3,180,497	(4,027,156)

Cash and Cash Equivalents, Beginning of Period	6,681,201	10,708,357

Cash and Cash Equivalents, End of Period	$9,861,698	$6,681,201

Additional Cash Flows Information
Interest paid	$1,614,745	$1,975,720
Income taxes paid	635,000	900,000
Real estate acquired in settlement of loans	867,090	545,981
Sale and financing of foreclosed real estate	370,115	444,068

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
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
Years Ended December 31, 2014 and 2013
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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2014 and 2013, cash equivalents consisted primarily of interest bearing demand deposits.

The Bank is not required to maintain reserve funds in cash and/or deposit with the Federal Reserve Bank as of December 31, 2014.

At December 31, 2014, the Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $7,504,000.  This amount included $4,082,000 held at the Federal Home Loan Bank and $3,116,000 held at the Federal Reserve Bank, which are not federally insured.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
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
Years Ended December 31, 2014 and 2013
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
Years Ended December 31, 2014 and 2013
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
Years Ended December 31, 2014 and 2013
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

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The fair value change of mortgage-servicing rights is netted against loan servicing fee income.

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
Years Ended December 31, 2014 and 2013
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

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 financial statement presentation.  These reclassifications had no effect on net income.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 2:	Securities

The amortized cost and approximate fair values of securities are as follows:

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$13,053	$97	$(103)	$13,047
Mortgage-backed securities - GSE residential	29,658	120	(286)	29,492
Total available for sale	$42,711	$217	$(389)	$42,539

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$16,254	$3	$(1,219)	$15,038
SBA loan pools	2,787	16	(7)	2,796
Mortgage-backed securities - GSE residential	42,478	187	(843)	41,822
Total available for sale	$61,519	$206	$(2,069)	$59,656

The amortized cost and fair value of securities available for sale at December 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Amortized Cost	Fair Value

One to five years	$—	$—
Five to ten years	4,949	4,943
After ten years	8,104	8,104
	13,053	13,047
Mortgage-backed securities - GSE residential	29,658	29,492
Totals	$42,711	$42,539

Securities pledged at December 31, 2014 and 2013 totaled $1,410,000 and $402,000.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Activities related to the sales of securities available for sale for the years ended December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Proceeds from sales of available-for sale securities	$13,669	$472

Gross gains on sales	218	20

Gross losses on sales	65	—

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2014 and 2013 was $27,316,000 and $47,669,000 which is approximately 64% and 80% of the Company’s available-for-sale investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at December 31, 2014 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$1,521	$(8)	$6,352	$(95)	$7,873	$(103)
Mortgage-backed securities - GSE residential	1,325	(12)	18,118	(274)	19,443	(286)
	$2,846	$(20)	$24,470	$(369)	$27,316	$(389)

Securities with unrealized losses at December 31, 2013 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$12,307	$(995)	$1,954	$(224)	$14,261	$(1,219)
SBA loan pools	1,247	(7)	—	—	1,247	(7)
Mortgage-backed securities - GSE residential	23,176	(593)	8,985	(250)	32,161	(843)
	$36,730	$(1,595)	$10,939	$(474)	$47,669	$(2,069)

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Note 3:	Loans and Allowance

Categories of loans include:

	December 31,
	2014	2013

Commercial	$10,280	$9,114
Real estate loans
Residential	61,886	60,960
Commercial and multi-family	39,492	35,915
Construction	4,365	1,475
Second mortgages and equity lines of credit	4,625	4,372
Consumer loans
Indirect	60,094	50,829
Other	13,516	11,208
	194,258	173,873
Less
Net deferred loan fees, premiums and discounts	119	122
Allowance for loan losses	1,944	2,398

Total loans	$192,195	$171,353

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following presents by portfolio class, the activity in the allowance for loan losses for the years ended December 31, 2014 and 2013:

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$36	$433	$1,238	$—	$35	$656	$2,398
Provision for losses	(7)	635	403	2	(21)	687	1,699
Recoveries on loans	—	32	—	—	—	61	93
Loans charged off	—	(653)	(947)	—	—	(646)	(2,246)
Balance, end of year	$29	$447	$694	$2	$14	$758	$1,944

		December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$54	$542	$829	$4	$32	$552	$2,013
Provision for losses	(18)	114	477	(4)	21	857	1,447
Recoveries on loans	—	4	—	—	—	52	56
Loans charged off	—	(227)	(68)	—	(18)	(805)	(1,118)
Balance, end of year	$36	$433	$1,238	$—	$35	$656	$2,398

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio class and impairment method as of December 31, 2014 and December 31, 2013:

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$29	$447	$694	$2	$14	$758	$1,944
Individually evaluated for impairment	—	—	597	—	—	—	597
Collectivity evaluated for impairment	29	447	97	2	14	758	1,347
Loans:
Ending balance	10,280	61,886	39,492	4,365	4,625	73,610	194,258
Individually evaluated for impairment	—	—	3,100	—	—	—	3,100
Collectivity evaluated for impairment	10,280	61,886	36,392	4,365	4,625	73,610	191,158

		December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$36	$433	$1,238	$—	$35	$656	$2,398
Individually evaluated for impairment	—	—	1,087	—	—	—	1,087
Collectivity evaluated for impairment	36	433	151	—	35	656	1,311
Loans:
Ending balance	9,114	60,960	35,915	1,475	4,372	62,037	173,873
Individually evaluated for impairment	—	—	4,301	—	—	37	4,338
Collectivity evaluated for impairment	9,114	60,960	31,614	1,475	4,372	62,000	169,535

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2014 and December 31, 2013:

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$10,205	$61,869	$32,538	$4,365	$4,625	$73,610	$187,212
Watch	75	17	––	—	—	—	92
Special Mention	––	––	3,731	—	––	—	3,731
Substandard	––	––	2,523	—	—	––	2,523
Doubtful	––	—	700	—	—	—	700
Loss	—	—	—	—	––	—	––

Total	$10,280	$61,886	$39,492	$4,365	$4,625	$73,610	$194,258

		December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$8,717	$60,830	$28,731	$1,475	$4,273	$62,037	$166,063
Watch	25	130	1,696	—	—	—	1,851
Special Mention	––	––	1,187	—	99	—	1,286
Substandard	372	––	4,301	—	—	––	4,673
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––

Total	$9,114	$60,960	$35,915	$1,475	$4,372	$62,037	$173,873

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
Years Ended December 31, 2014 and 2013
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

The following table presents the Bank’s loan portfolio aging analysis as of December 31, 2014 and December 31, 2013:

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$––	$111	$—	$––	$18	$1,014	$1,143
60-89 days past due	—	236	––	—	––	388	624
Greater than 90 days and accruing	—	73	150	—	21	795	1,039
Nonaccrual	—	762	825	—	—	—	1,587
Total past due and nonaccrual	––	1,182	975	––	39	2,197	4,393
Current	10,280	60,704	38,517	4,365	4586	71,413	189,865

Total	$10,280	$61,886	$39,492	$4,365	$4,625	$73,610	$194,258

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2014 and December 31, 2013:

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$––	$––	$825	$––	$––	$––	$825
Unpaid principal balance	––	––	1,812	––	––	––	1,812

Impaired loans with a specific allowance:
Recorded investment	––	––	2,275	––	––	––	2,275
Unpaid principal balance	––	––	2,275	––	––	––	2,275
Specific allowance	––	––	597	––	––	––	597

Total impaired loans:
Recorded investment	––	––	3,100	––	––	––	3,100
Unpaid principal balance	––	––	4,087	––	––	––	4,087
Specific allowance	––	––	597	––	––	––	597

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for years ended December 31, 2014 and 2013:

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$––	$––	$3,875	$––	$––	$––	$3,875
Interest income recognized	––	––	127	––	––	––	127
Interest income recognized on a cash basis	––	––	––	––	––	––	––

		December 31, 2013
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$––	$––	$4,340	$––	$––	$7	$4,347
Interest income recognized	––	––	158	––	––	––	158
Interest income recognized on a cash basis	––	––	––	––	––	––	––

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

There were no new troubled debt restructurings during 2014.  The following tables present information regarding troubled debt restructurings by class for year ended December 31, 2013.

Newly classified troubled debt restructurings:

	2013
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance

Commercial	––	$––	$––
Real Estate:
Residential	––	––	––
Commercial and Multi-Family	1	2,275	2,275
Construction	––	––	––
Seconds and Equity Line	––	––	––
Consumer	5	37	37

Total	6	$2,312	$2,312

There were no new troubled debt restructurings during 2014.  The following tables present information regarding troubled debt restructurings by type of modification for year ended December 31, 2013.

	2013
	Interest Only	Term	Combination	Total

Commercial	$––	$––	$––	$––
Real Estate:
Residential	––	––	––	––
Commercial and Multi-Family	2,275	––	––	2,275
Construction	––	––	––	––
Seconds and Equity Line	––	––	––	––
Consumer	––	21	16	37

Total	$2,275	$21	$16	$2,312

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

There were no troubled debt restructurings modified in the past 12 months that subsequently defaulted during 2014.  The following table presents troubled debt restructurings modified in the past 12 months that subsequently defaulted during 2013:

2013
	Number of Loans	Recorded Balance

Commercial	$––	$––
Real Estate:
Residential	––	––
Commercial and Multi-Family	2	1,576
Construction	––	––
Seconds and Equity Line	––	––
Consumer	––	––

Total	$2	$1,576

The Company defines default in this instance as not meeting terms of the modified agreement.

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2014	2013

Land	$1,053	$1,053
Buildings and improvements	3,657	3,657
Furniture and equipment	2,040	1,982
Software	465	451
Total cost	7,215	7,143
Accumulated depreciation and amortization	(3,753)	(3,492)

Net	$3,462	$3,651

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 5:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The risks inherent in mortgage-servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage and other loans serviced for others were $61,786,000 and $61,974,000 at December 31, 2014 and 2013, respectively.

The following summarizes the activity in mortgage servicing measured using the fair value method for the periods ended December 31, 2014 and 2013:

	2014	2013

Fair value at the beginning of the period	$578	$497
Servicing rights recorded on sale of loans	86	78
Change in fair value due to payments	(79)	(90)
Other changes in valuation inputs or assumptions	(36)	93

Fair value at the end of the period	$549	$578

The fair value is estimated using a valuation model that calculates the present value of the future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions.  The valuation model uses a discounted cash flow methodology.

The following summarizes the key economic assumptions used in determining the fair value of the mortgage-servicing rights at December 31, 2014 and 2013:

	December 31,
	2014	2013

Weighted-average constant prepayment rate	13.0%	12.5%
Weighted-average discount rate	5.8%	6.2%
Weighted expected loan servicing (years)	3.60	3.80

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 6:	Deposits

	December 31
	2014	2013

Noninterest-bearing	$17,899	$16,566
Checking	29,654	29,112
Money market	42,111	41,609
Savings	16,108	15,027
Certificates and other time deposits of $100,000 or more	53,187	44,771
Other certificates and time deposits	44,771	51,285

Total deposits	$203,730	$198,370

December 31, 2014, the scheduled maturities of time deposits are as follows:

2014

2015	$41,577
2016	21,659
2017	24,946
2018	3,212
2019	6,564

$97,958

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $24,000,000 and $26,000,000 at December 31, 2014 and 2013, respectively.  The Federal Home Loan Bank advances are secured by mortgage loans totaling $53,701,000 at December 31, 2014.  Advances, at interest rates from .43% to 2.3% are subject to restrictions or penalties in the event of prepayment.

Maturities of Federal Home Loan Bank advances were as follows at December 31, 2014:

2014

2015	$4,000
2016	8,000
2017	2,000
2018	5,000
2019	5,000

$24,000

Note 8:	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Indiana.  With a few exceptions, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2011.

	2014	2013

Income tax expense
Currently payable
Federal	$356	$485
State	159	188
Deferred
Federal	170	(127)
State	13	(41)

Total income tax expense	$698	$505

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	719	532
Effect of state income taxes	114	97
Tax-exempt interest	(120)	(130)
Cash surrender value of life insurance	(43)	(46)
Other	28	52

Actual tax expense	$698	$505
Effective tax rate	33.0%	32.3%

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A cumulative net deferred tax asset is included in other assets.  The components of the asset are as follows:

	2014	2013

Assets
Allowance for loan losses	$287	$575
Accrued compensation	208	142
Charitable contributions	165	176
Other real estate owned	—	30
Securities available for sale	68	738
Total assets	728	1,661

Liabilities
State income tax	(40)	(44)
Depreciation	(24)	(48)
FHLB stock	(23)	(27)
Mortgage-servicing rights	(221)	(232)
Other	(1)	(38)
Total liabilities	(309)	(389)
Net deferred tax asset before valuation allowance	419	1,272

Valuation allowance
Beginning balance	(60)	(60)
(Increase) decrease during the period	—	—
Ending balance	(60)	(60)
Net deferred tax assets	$359	$1,212

The Company’s charitable contribution carryover is $492,000.  The charitable contribution carryover period for the Company is five years.  The contribution carryover began to expire in 2013 with a significant portion of the carryover not expiring until 2017.  Due to the limited carryover period, a valuation allowance was established during 2012 for the deferred tax asset the Company estimates it will be unable to utilize.

Retained earnings at December 31, 2014 and 2013 include approximately $3,136,000 for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $1,066,000.

The tax expense applicable to realized securities gains for years ended December 31, 2014 and 2013 was $61,000 and $8,000, respectively.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
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

Financial instruments whose contract amount represents credit risk as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013

Commitments to extend credit	$14,115	$14,249
Standby letters of credit	1,067	1,095

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
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the Department of Financial Institutions, State of Indiana, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total capital (to risk-weighted assets)	$28,677	15.2%	$15,136	8.0%	$18,920	10.0%
Tier I capital (to risk-weighted assets)	26,733	14.1%	7,568	4.0%	11,352	6.0%
Tier I capital (to average assets)	26,733	10.3%	10,374	4.0%	12,967	5.0%
As of December 31, 2013
Total capital (to risk-weighted assets)	$30,378	17.6%	$13,784	8.0%	$17,231	10.0%
Tier I capital (to risk-weighted assets)	28,221	16.4%	6,892	4.0%	10,338	6.0%
Tier I capital (to average assets)	28,221	11.1%	10,162	4.0%	12,702	5.0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period.  At December 31, 2014, no dividends were available for dividend declaration without prior regulatory approval.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 11:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees.  Effective January 1, 2012, the Company elected the Safe Harbor provisions provided by the Internal Revenue Code.  Under this plan employees may contribute up to 50% of their compensation in 1% increments with the Company matching 100% of the employee’s contribution on the first 3% and 50% of the next 2% of the employee’s compensation.  Employer contributions charged to expense were $83,000 and $77,000 for the years ended December 31, 2014 and December 31, 2013.

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

Pension expense related to this plan was $158,000 and $273,000 for the years ended December 31, 2014 and 2013. Funding status of the plan as of the beginning of the plan years for 2014 and 2013 (July 1st) was 109.31% and 99.08% respectively.

The Company’s contributions for the years ending December 31, 2014 and 2013 were $69,000 and $474,000, respectively.  Total contributions to the Pentegra Plan were $136,478,000 and $196,473,000 for the plan years ended June 30, 2013 and 2012, respectively.  The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan. There have been no significant changes that affect the comparability of the 2014 and 2013 contributions.

The Company executed a nonqualified benefit plan covering certain directors on January 1, 2000.  The plan features deferred compensation benefits for 120 months following retirement for each director.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

During 2004, the Board of Directors approved a proposal to include secular trusts as part of the nonqualified benefit plan.  The same costs that would be recognized under a noncontributory plan are now contributed to secular trusts in the name of each director.  In addition, the tax impact of the contributions to the individual participants is also being recognized as a cost of the retirement plan.  Consequently, the plan was funded at the date of conversion.  Retirement plan costs recognized for the years ended December 31, 2014 and 2013 were $103,000 and $156,000, respectively.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares.  The maximum number of shares authorized under the plan is 196,140.  Total share-based compensation expense for the year ended December 31, 2014 and 2013 were $282,000 and $152,000, respectively.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2014	125,300	$18.75	9.5
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at December 31, 2014	125,300	$18.75	8.5
Exercisable options outstanding at December 31, 2014	25,060	$18.75	8.5

Stock options of 125,300 were granted on June 19, 2013. The aggregate grant date fair value of the stock options was $357,000.  No stock options were granted in 2014.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

As of December 31, 2014 and 2013, the Bank had $247,000 and $319,000 respectively, of unrecognized compensation expense related to stock options.  The cost of stock options will be amortized in monthly installments over the five-year vesting period.  Stock option expense for the year ended December 31, 2014 and 2013 was $71,000 and $38,000, respectively. The total intrinsic value of options as of December 31, 2014 and 2013 was $257,000 and $13,000 respectively. The total intrinsic value of the exercisable options at December 31, 2014 was $51,000.

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2014	56,040	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at December 31, 2014	44,832	$18.75

Restricted stock awards of 56,040 were granted on June 19, 2013.  No restricted stock awards were granted during 2014.

As of December 31, 2014 and 2013, the Company had $727,000 and $937,000, respectively of unrecognized compensation expense related to restricted stock awards.  The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period.  Restricted stock expense for the year ended December 31, 2014 and 2013 was $210,000 and $114,000, respectively.

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

ESOP expense for the years ended December 31, 2014 and 2013 was $107,000 and $101,000.

	December 31,
	2014	2013

Allocated shares	16,812	11,208
Unearned shares	95,268	100,872
Total ESOP shares	112,080	112,080

Fair value of unearned shares at December 31	$1,982	$1,901

At December 31, 2014 and 2013 the fair value of the 16,812 and 11,208 allocated shares held by the ESOP was $350,000 and $211,000, respectively.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
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

	December
	2014	2013
Net Income	$1,418	$1,059
Allocated to participating securities	(56)	(25)
Net income allocated to common stockholders	$1,362	$1,034

Weighted average common shares outstanding, gross	1,369,016	1,398,172
Less: Average unearned ESOP shares and participating securities	(148,357)	(133,762)
Weighted average common shares outstanding, net	1,220,659	1,264,410
Effect of diluted based awards	—	—
Weighted average shares and common stock equivalents	1,220,659	1,264,410

Income per common share:
Basic	$1.12	$0.82
Diluted	$1.12	$0.82

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	125,300	125,300

Note 15:	Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  The aggregate amount of loans to such related parties at December 31, 2014 and 2013 was $1,759,000 and $2,268,000, respectively.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Annual activity consisted of the following:

	2014	2013

Balance, beginning of year	$2,268	$1,745
Change in composition	—	(84)
New loans	198	809
Repayments	(707)	(202)
Balance, end of year	$1,759	$2,268

Deposits from related parties held by the Bank at December 31, 2014 and 2013 totaled $1,999,000 and $2,737,000 respectively.

Note 16:	Disclosures About Fair Value of Assets and Liabilities

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
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities.  At December 31, 2014 and 2013, all mortgage-backed securities are residential government sponsored enterprises.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department.  The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis.  The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.  Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013:

		2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$13,047	$—	$13,047	$—
Mortgage-backed securities - GSE residential	29,492	—	29,492	—
Mortgage-servicing rights	549	—	—	549

		2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$15,038	$—	$15,038	$—
SBA loan pools	2,796	—	2,796	—
Mortgage-backed securities - GSE residential	41,822	—	41,822	—
Mortgage-servicing rights	578	—	—	578

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Mortgage-Servicing Rights
	2014	2013

Balances, January 1	$578	$497
Total unrealized gains (losses) included in net income	(36)	93
Additions (rights recorded on sale of loans)	86	78
Settlements (payments)	(79)	(90)
Balances, December 31	$549	$578

Total unrealized gains and losses included in net income reflected in the table above are included in loan servicing income, net.

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)
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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$825	$—	$—	$825

		2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,762	$—	$—	$2,762

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$825	Comparative sales based on independent appraisals	Marketability Discount	25.0% - 35.0% (30.0%)
Mortgage-servicing rights	$549	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -6.1% (5.8%) 8.3% - 15.6% (13.0%) 3.0 – 3.7 (3.6)

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$2,762	Comparative sales based on independent appraisals	Marketability Discount	25.0% - 35.0% (30.0%)
Mortgage-servicing rights	$578	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.5% -6.4% (6.2%) 8.2% - 13.3% (12.5%) 3.3 – 4.0 (3.8)

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
Years Ended December 31, 2014 and 2013
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
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013.

	December 31, 2014
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$9,862	$9,862	$––	$—
Loans held for sale	50	––	50	—
Loans, net	192,195	—	––	195,657
Federal Home Loan Bank stock	1,497	—	1,497	—
Interest receivable	1,030	—	1,030	—
Financial liabilities
Deposits	203,730	105,772	98,378	—
Federal Home Loan Bank advances	24,000	—	23,930	—
Interest payable	65	—	65	—

	December 31, 2013
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$6,681	$6,681	$––	$—
Loans held for sale	933	––	933	—
Loans, net	171,353	—	––	173,438
Federal Home Loan Bank stock	1,722	—	1,722	—
Interest receivable	1,068	—	1,068	—
Financial liabilities
Deposits	198,370	102,314	96,345	—
Federal Home Loan Bank advances	26,000	—	25,964	—
Interest payable	71	—	71	—

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 17:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2014	2013

Assets
Cash and due from banks	$3,542	$1,551
Investment in subsidiary	26,683	27,153
Other assets	224	233

Total assets	$30,449	$28,937

Stockholders’ Equity	30,449	28,937

Total liabilities and stockholders’ equity	$30,449	$28,937

Condensed Statements of Income and Comprehensive Income (Loss)

	2014	2013

Income
Dividends from subsidiary	$3,400	$—
Other income	2	38
Total Income	3,402	38

Expenses
Other expenses	306	371

Income (loss) Before Income Tax and Equity in Undistributed Income of Subsidiary	3,096	(333)

Income Tax Benefit	119	82

Income (loss) Before Equity in Undistributed Income of Subsidiary	3,215	(251)

Equity in Undistributed Income (Distribution in excess of Income) of subsidiary	(1,797)	1,310

Net Income	$1,418	$1,059

Comprehensive Income (Loss)	$2,440	$(475)

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows

	2014	2013

Operating Activities
Net income	$1,418	$1,059
Adjustments to reconcile net income to net cash used in operating activities	(1,487)	(1,376)
Net cash used in operating activities	(69)	(317)

Investing Activities
Investment in Bank	(24)	(32)
Dividends from subsidiary	3,400	––
Net cash provided by (used in) investing activities	3,376	(32)

Financing Activities
Dividends paid	(304)	(387)
Repurchased shares	(1,012)	(1,459)
Net cash used in investing activities	(1,316)	(1,846)

Net Change in Cash and Due From Banks	1,991	(2,195)

Cash and Due From Banks at Beginning of Year	1,551	3,746

Cash and Due From Banks at End of Year	$3,542	$1,551

Note 18:	Recent Accounting Pronouncements

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

West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

In May 2014, FASB, in joint cooperation with IASB, issued ASU 2014-09, Revenue from Contracts with Customers. The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion.  The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact on its financial position or results of operations.

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

In August 2014, FASB, issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”.  The objective of this update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs.  Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables.  The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA.  The amendments in this update are effective for annual reporting periods ending after December 15, 2015 and interim periods beginning after December 15, 2015.  An entity should adopt the amendments in this update using either a prospective transition method or a modified retrospective transition method.  For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption.  For the modified retrospective transition, an entity should apply the amendments in the update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption.  Prior periods should not be adjusted.  However, a reporting entity must apply the same method of transition as elected under ASU No. 2014-04.  Early adoption, including adoption in an interim period, is permitted if the entity already has adopted update 2014-04.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on the Company’s consolidated financial statements.

 West End Indiana Bancshares, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

In August 2014, FASB, issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a Company’s ability to continue as a going concern and about related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a Company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In November 2014, FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity”.  For hybrid financial instruments issued in the form of a share, an entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.

In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. For example, the presence of a fixed-price, noncontingent redemption option held by the investor in a convertible preferred stock contract is not, in and of itself, determinative in the evaluation of whether the nature of the host contract is more akin to a debt instrument or more akin to an equity instrument. Rather, the nature of the host contract depends on the economic characteristics and risks of the entire hybrid financial instrument.

The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In November 2014, FASB issued ASU 2014-17, “Pushdown Accounting”. The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.

An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.

If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting.

The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU, 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The Board issued this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

1.	Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates.

2.	Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

For an entity that prospectively applies the guidance, the only required transition disclosure will be to disclose, if applicable, both the nature and the amount of an item included in income from continuing operations after adoption that adjusts an extraordinary item previously classified and presented before the date of adoption. An entity retrospectively applying the guidance should provide the disclosures in paragraphs 250-10-50-1 through 50-2. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

ITEM 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A           Controls and Procedures

(a)        An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” Based on such assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART IV

ITEM 15.           Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2014 and 2013;

(C)	Consolidated Statements of Income for the years ended December 31, 2014, 2013;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013;

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

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

West End Indiana Bancshares, Inc.

Date: March 30, 2015	By:	/s/ Timothy R. Frame
Timothy R. Frame
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy R. Frame	President and Chief Executive Officer	March 30, 2015
Timothy R. Frame

/s/ Shelley D. Miller	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2015
Shelley D. Miller

/s/ John P. McBride	Chairman of the Board	March 30, 2015
John P. McBride

/s/ Michael J. Allen	Director	March 30, 2015
Michael J. Allen

/s/ Greg Janzow	Director	March 30, 2015
Greg Janzow

/s/Craig C. Kinyon	Director	March 30, 2015
Craig C. Kinyon

EXHIBIT INDEX

3.1	Articles of Incorporation of West End Indiana Bancshares, Inc.*
3.2	Bylaws of West End Indiana Bancshares, Inc.*
4	Form of Common Stock Certificate of West End Indiana Bancshares, Inc.*
10.1	West End Bank, S.B. Supplemental Executive Retirement Plan for John McBride*
10.2	Second Amendment to the West End Bank Supplemental Executive Retirement Plan *
10.3	Form of Director Retirement Plan *
10.4	Form of Amendment to the Director Retirement Plan *
10.5	West End Bank, S.B. Employee Stock Ownership Plan *
10.6	Amendend and Restated Employment Agreement with John P. McBride **
10.7	Form of Employment Agreement with Timothy R. Frame and Shelley D. Miller *
10.8	Description of Cash Bonus Plan *
21	Subsidiaries
23	Consent of Independent Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-175509), initially filed July 12, 2011.
**	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 13, 2013.

63