Form 10-Q
period 2015-03-31
West End Indiana Bancshares, Inc.
filed 2015-05-13
CIK 1523854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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
YES ☐    NO ☒

As of May 13, 2015, there were 1,270,480 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.
Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$2,233,374	$1,821,737
Interest-bearing demand deposits	4,865,131	8,039,961
Cash and cash equivalents	7,098,505	9,861,698
Investment securities available for sale	38,131,683	42,538,676
Loans held for sale	335,948	49,640
Loans, net of allowance for loan losses of $1,998,821 and $1,944,219	203,073,416	192,194,531
Premises and equipment	3,463,629	3,462,409
Federal Home Loan Bank stock	1,497,000	1,497,000
Interest receivable	928,451	1,029,641
Bank-owned life insurance	5,182,536	5,151,622
Foreclosed real estate held for sale	245,000	299,300
Other assets	3,192,110	3,269,477

Total assets	$263,148,278	$259,353,994

Liabilities and Equity

Liabilities
Deposits	$201,724,638	$203,730,301
Federal Home Loan Bank advances	30,000,000	24,000,000
Interest payable	70,775	65,133
Other liabilities	970,937	1,109,270
Total liabilities	232,766,350	228,904,704

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.01 par value per share: Issued and outstanding 1,302,380 and 1,329,880	13,024	13,299
Additional paid in capital	10,503,386	10,979,452
Retained earnings	20,860,744	20,513,341
Unearned employee stock ownership plan (ESOP)	(938,670)	(952,680)
Accumulated other comprehensive loss	(56,556)	(104,122)
Total stockholder’s equity	30,381,928	30,449,290
Total liabilities and stockholder’s equity	$263,148,278	$259,353,994

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,842,380	$2,517,906
Investment securities	205,041	319,081
Other	18,968	26,707
Total interest income	3,066,389	2,863,694

Interest Expense
Deposits	289,935	305,745
Federal Home Loan Bank advances	108,281	110,220
Total interest expense	398,216	415,965

Net Interest Income	2,668,173	2,447,729
Provision for loan losses	330,000	344,000
Net Interest After Provision for Loan Losses	2,338,173	2,103,729

Other Income
Service charges on deposit accounts	122,864	129,420
Loan servicing income, net	(11,971)	386
Debit card income	72,259	66,440
Gain on sale of loans	88,866	32,651
Net realized gains on sales of available-for-sale securities (includes $24,625 and $0, respectively, related to accumulated other comprehensive earnings reclassifications)	24,625	—
Gain on cash surrender value of life insurance	30,914	34,815
Gain (loss) on sale of other assets	23,999	(23,936)
Other income	11,433	5,708
Total other income	362,989	245,484

Other Expense
Salaries and employee benefits	1,202,984	1,108,587
Net occupancy	120,086	138,378
Data processing fees	80,796	80,586
Professional fees	111,951	89,408
Director Expenses	43,873	49,002
Advertising	60,004	43,683
ATM charges	58,605	49,520
Postage and courier	57,515	53,014
FDIC insurance premiums	51,000	49,500
Other expenses	268,456	286,216
Total other expenses	2,055,270	1,947,894

Income Before Income Tax	645,892	401,319
Income tax expense (includes $9,754 and $0 respectively, related to income tax expense from reclassification items)	227,071	130,093

Net Income	$418,821	$271,226

Earnings Per Share
Basic	$0.34	$0.21
Diluted	0.34	0.21
Dividends Per Share	0.06	0.06

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income	$418,821	$271,226
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $40,940 and $264,869	62,437	403,993
Less: Reclassification adjustment for gains included in net income, net of tax expense of $9,754 and $0
	14,871	—

	47,566	403,993

Comprehensive income	$466,387	$675,219

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Operating Activities
Net income	$418,821	$271,226
Items not requiring (providing) cash
Provision for loan losses	330,000	344,000
Depreciation and amortization	49,954	62,820
Investment securities amortization, net	111,648	175,664
Investment securities gains	(24,625)	—
Loan originated for sale	(4,051,118)	(1,847,638)
Proceeds on loans sold	3,813,970	2,048,723
Gain on loans sold	(88,866)	(32,651)
Loss (gain) on other assets	(23,999)	23,936
ESOP shares earned	28,485	25,704
Stock based compensation	69,659	69,429
Net change in
Interest receivable	101,190	92,911
Interest payable	5,642	6,603
Cash surrender value of life insurance	(30,914)	(34,815)
Other adjustments	(57,166)	51,197
Net cash provided by operating activities	652,681	1,257,109

Investing Activities
Proceeds from maturities of securities available for sale	1,391,180	1,883,557
Proceeds from the sales of securities available for sale	3,007,542	—
Net change in loans	(11,280,845)	(4,581,982)
Purchase of premises and equipment	(51,174)	(9,771)
Proceeds from sale of foreclosed real estate	154,979	180,295
Net cash used in investing activities	(6,778,318)	(2,527,901)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	20,931	1,556,815
Net change in certificates of deposit	(2,026,594)	772,465
Repurchased Shares	(560,475)	—
Repayment of FHLB advances	(1,000,000)	(11,000,000)
Proceeds from FHLB advances	7,000,000	12,000,000
Cash dividends	(71,418)	(76,048)
Net cash provided by financing activities	3,362,444	3,253,232

Net Change in Cash and Cash Equivalents	(2,763,193)	1,982,440

Cash and Cash Equivalents, Beginning of Year	9,861,698	6,681,201

Cash and Cash Equivalents, End of Year	$7,098,505	$8,663,641

Additional Cash Flows Information
Interest paid	$392,574	$409,362
Income tax paid	260,000	260,000
Real estate acquired in settlement of loans	126,229	129,045
Sale and financing of foreclosed real estate	47,388	—

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.
Condensed Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2015

	Common Stock					Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Other Comprehensive Income	Total Stockholders’ Equity
	(Unaudited)
Balances at January 1, 2015	1,329,880	$13,299	$10,979,452	$20,513,341	$(952,680)	$(104,122)	$30,449,290
Net income	—	—	—	418,821	—	—	418,821
Other comprehensive income	—	—	—	—	—	47,566	47,566
ESOP shares earned	—	—	14,475	—	14,010	—	28,485
Stock based compensation expense	—	—	69,659	—	—	—	69,659
Shares repurchased	27,500	(275)	(560,200)	—	—	—	(560,475)
Cash dividends ($0.06 per share)	—	—	—	(71,418)	—	—	(71,418)

Balances at March 31, 2015	1,302,380	$13,024	$10,503,386	$20,860,744	$(938,670)	$(56,556)	$30,381,928

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

The Bank reorganized into a mutual holding company structure in 2007. The Bank is headquartered in Richmond, Indiana.On January 11, 2012, in accordance with a Plan of Conversion and Reorganization (the “Conversion”), West End Bank, MHC (MHC), the Bank’s former federally chartered mutual holding company completed a mutual-to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of West End Indiana Bancshares, Inc. (the “Company”), a Maryland corporation. In connection with the Conversion, the Company sold 1,363,008 shares of common stock, at an offering price of $10 per share, and issued an additional 38,000 shares of its common stock to the West End Bank Charitable Foundation (the “Foundation”), resulting in an aggregate issuance of 1,401,008 shares of common stock. The Company’s stock began being quoted on the OTC Bulletin Board on January 11, 2012, under the symbol “WEIN.”

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2015, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	March 31, 2015
	(Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$11,744	$103	$(64)	$11,783
Mortgage-backed securities - GSE residential	26,481	83	(215)	26,349
Total available for sale	$38,225	$186	$(279)	$38,132

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$13,053	$97	$(103)	$13,047
Mortgage-backed securities - GSE residential	29,658	120	(286)	29,492
Total available for sale	$42,711	$217	$(389)	$42,539

The amortized cost and fair value of securities available for sale at March 31, 2015 (unaudited) and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$—	$—	$—	$—
Five to ten years	3,844	3,878	4,949	4,943
After ten years	7,900	7,905	8,104	8,104
	11,744	11,783	13,053	13,047
Mortgage-backed securities - GSE residential	26,481	26,349	29,658	29,492
Totals	$38,225	$38,132	$42,711	$42,539

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1,363,000 at March 31, 2015 (unaudited). Securities pledged at December 31, 2014 were $1,410,000.

Activities related to the sales of securities available for sale for the three months ended March 31, 2015 and 2014 are summarized as follows:

	2015	2014

	(Unaudited)

Proceeds from sales of available-for sale securities	$3,007	$—
Gross gains on sales	31	—
Gross losses on sales	6	—

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2015 (unaudited) and December 31, 2014 was $21,261,000 and $27,316,000, which is approximately 56% and 64% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at March 31, 2015 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$4,548	$(51)	$909	$(13)	$5,457	$(64)
Mortgage-backed securities - GSE residential	881	(9)	14,923	(206)	15,804	(215)
	$5,429	$(60)	$15,832	$(219)	$21,261	$(279)

Securities with unrealized losses at December 31, 2014 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$1,521	$(8)	$6,352	$(95)	$7,873	$(103)
Mortgage-backed securities - GSE residential	1,325	(12)	18,118	(274)	19,443	(286)
	$2,846	$(20)	$24,470	$(369)	$27,316	$(389)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

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

Categories of loans include:

	(Unaudited) March 31, 2015	December 31, 2014
	(In Thousands)

Commercial	$12,276	$10,280
Real estate loans
Residential	61,132	61,886
Commercial and multi-family	46,629	39,492
Construction	4,619	4,365
Second mortgages and equity lines of credit	4,495	4,625
Consumer loans
Indirect	61,519	60,094
Other	14,519	13,516
	205,189	194,258
Less
Net deferred loan fees, premiums and discounts	117	119
Allowance for loan losses	1,999	1,944

Total loans	$203,073	$192,195

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2015 (unaudited) and 2014 (unaudited).

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2015:
Balance, beginning of year	$29	$447	$694	$2	$14	$758	$1,944
Provision for losses	(23)	(64)	7	—	(1)	411	330
Recoveries on loans	—	16	—	—	—	20	36
Loans charged off	—	—	—	—	—	(311)	(311)

Balance, end of year	$6	$399	$701	$2	$13	$878	$1,999

Three Months Ended March 31, 2014:
Balance, beginning of year	$36	$433	$1,238	$—	$35	$656	$2,398
Provision for losses	(6)	174	(11)	—	2	185	344
Recoveries on loans	—	—	—	—	—	12	12
Loans charged off	—	(156)	—	—	—	(163)	(319)

Balance, end of year	$30	$451	$1,227	$—	$37	$690	$2,435

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2015 (unaudited) and December 31, 2014:

		(Unaudited) March 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$6	$399	$701	$2	$13	$878	$1,999
Individually evaluated for impairment	—	—	597	—	—	—	597
Collectivity evaluated for impairment	6	399	104	2	13	878	1,402

Loans:
Ending balance	12,276	61,132	46,629	4,619	4,495	76,038	205,189
Individually evaluated for impairment	—	—	3,100	—	—		3,100
Collectivity evaluated for impairment	12,276	61,132	43,529	4,619	4,495	76,038	202,089

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$29	$447	$694	$2	$14	$758	$1,944
Individually evaluated for impairment	—	—	597	—	—	—	597
Collectivity evaluated for impairment	29	447	97	2	14	758	1,347

Loans:
Ending balance	10,280	61,886	39,492	4,365	4,625	73,610	194,258
Individually evaluated for impairment	—	—	3,100	—	—	—	3,100
Collectivity evaluated for impairment	10,280	61,886	36,392	4,365	4,625	73,610	191,158

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2015 (unaudited) and December 31, 2014:

		(Unaudited) March 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$12,201	$61,115	$39,555	$4,619	$4,495	$76,038	$198,023
Watch	75	17	—	—	—	—	92
Special Mention	—	—	3,852	—	—	—	3,852
Substandard	—	—	2,522	—	—	—	2,522
Doubtful	—	—	700	—	—	—	700
Loss	—	—	—	—	—	—	—

Total	$12,276	$61,132	$46,629	$4,619	$4,495	$76,038	$205,189

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$10,205	$61,869	$32,538	$4,365	$4,625	$73,610	$187,212
Watch	75	17	—	—	—	—	92
Special Mention	—	—	3,731	—	—	—	3,731
Substandard	—	—	2,523	—	—	—	2,523
Doubtful	—	—	700	—	—	—	700
Loss	—	—	—	—	—	—	—

Total	$10,280	$61,886	$39,492	$4,365	$4,625	$73,610	$194,258

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during 2015.

The following table presents the Bank’s loan portfolio aging analysis as of March 31, 2015 (unaudited) and December 31, 2014:

		(Unaudited) March 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$—	$78	$75	$—	$5	$631	$789
60-89 days past due	—	35	122	—	5	198	360
Greater than 90 days and accruing	—	64	150	—	36	477	727
Nonaccrual	—	672	825	—	—	—	1,497
Total past due and nonaccrual	—	849	1,172	—	46	1,306	3,373
Current	12,276	60,283	45,457	4,619	4,449	74,732	201,816

Total	$12,276	$61,132	$46,629	$4,619	$4,495	$76,038	$205,189

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$—	$111	$—	$—	$18	$1,014	$1,143
60-89 days past due	—	236	—	—	—	388	624
Greater than 90 days and accruing	—	73	150	—	21	795	1,039
Nonaccrual	—	762	825	—		—	1,587
Total past due and nonaccrual	—	1,182	975	—	39	2,197	4,393
Current	10,280	60,704	38,517	4,365	4586	71,413	189,865

Total	$10,280	$61,886	$39,492	$4,365	$4,625	$73,610	$194,258

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2015 (unaudited) and for the year ended December 31, 2014:

		(Unaudited) March 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$825	$—	$—	$—	$825
Unpaid principal balance	—	—	1,810	—	—	—	1,810

Impaired loans with a specific allowance:
Recorded investment	—	—	2,275	—	—	—	2,275
Unpaid principal balance	—	—	2,275	—	—	—	2,275
Specific allowance	—	—	597	—	—	—	597

Total impaired loans:
Recorded investment	—	—	3,100	—	—	—	3,100
Unpaid principal balance	—	—	4,085	—	—	—	4,085
Specific allowance	—	—	597	—	—	—	597

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$825	$—	$—	$—	$825
Unpaid principal balance	—	—	1,812	—	—	—	1,812

Impaired loans with a specific allowance:
Recorded investment	—	—	2,275	—	—	—	2,275
Unpaid principal balance	—	—	2,275	—	—	—	2,275
Specific allowance	—	—	597	—	—	—	597

Total impaired loans:
Recorded investment	—	—	3,100	—	—	—	3,100
Unpaid principal balance	—	—	4,087	—	—	—	4,087
Specific allowance	—	—	597	—	—	—	597

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 (unaudited) and 2014 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2015:
Total impaired loan:
Average recorded investment	$—	$—	$3,100	$—	$—	$—	$3,100
Interest income recognized	—	—	31	—	—	—	31
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2014:
Total impaired loan:
Average recorded investment	$—	$—	$4,296	$—	$—	$34	$4,330
Interest income recognized	—	—	31	—	—	—	31
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

During the three months ended March 31, 2015 (unaudited) and 2014 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three months ended March 31, 2015 and 2014.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At March 31, 2015 (unaudited) and December 31, 2014, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 (unaudited) and December 31, 2014:

		(Unaudited) March 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$11,783	$—	$11,783	$—
Mortgage-backed securities - GSE residential	26,349	—	26,349	—
Mortgage-servicing rights	535	—	—	535

		December 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$13,047	$—	$13,047	$—
Mortgage-backed securities - GSE residential	29,492	—	29,492	—
Mortgage-servicing rights	549	—	—	549

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited) Mortgage-Servicing Rights
	Months Ended March 31,
	2015	2014
	(In Thousands)

Balances, beginning of period	$549	$578
Total unrealized gains (losses) included in net income	(25)	(18)
Additions (rights recorded on sale of loans)	33	19
Settlements (payments)	(22)	(19)
Balances, end of period	$535	$560

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

(Unaudited) March 31, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)

Impaired loans	$—	$—	$—	$—

December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)

Impaired loans	$825	$—	$—	$825

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Mortgage-servicing rights	$535	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% - 6.0% (5.7%) 10.8% - 14.7% (13.8%) 2.6 - 3.5 (3.4)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$825	Comparative sales based on independent appraisals	Marketability Discount	25.0% - 35.0% (30.0%)
Mortgage-servicing rights	$549	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -6.1% (5.8%) 8.3% - 15.6% (13.0%) 3.0 – 3.7 (3.6)

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

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2015 (unaudited) and December 31, 2014.

	(Unaudited) March 31, 2015
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$7,099	$7,099	$—	$—
Loan held for sale	336	—	336	—
Loans, net	203,073	—	—	206,696
Federal Home Loan Bank stock	1,497	—	1,497	—
Interest receivable	928	—	928	—

Financial liabilities
Deposits	201,725	105,794	96,342	—
Federal Home Loan Bank advances	30,000	—	29,986	—
Interest payable	71	—	71	—

	December 31, 2014
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$9,862	$9,862	$—	$—
Loan held for sale	50	—	50	—
Loans, net	192,195	—	—	195,657
Federal Home Loan Bank stock	1,497	—	1,497	—
Interest receivable	1,030	—	1,030	—

Financial liabilities
Deposits	203,730	105,772	98,378	—
Federal Home Loan Bank advances	24,000	—	23,930	—
Interest payable	65	—	65	—

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

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for prepares and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.” The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. Adoption of the ASU did not have a material effect on its financial position or results of operations.

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

 In September 2014, FASB, issued ASU 2014-11, Transfers and Servicing. This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited. Adoption of this ASU did not have a material effect on its financial position or results of operations.

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

	(Unaudited)
	Three Months Ended March 31,
	2015	2014

Net Income	$419	$271
Allocated to participating securities	(16)	(12)
Net income allocated to common stockholders	$403	$259

Weighted average common shares outstanding, gross	1,308,602	1,379,548
Less: Average unearned ESOP shares and participating securities	(139,617)	(156,429)
Weighted average common shares outstanding, net	1,168,985	1,223,119
Effect of diluted based awards	180	—
Weighted average shares and common stock equivalents	1,169,165	1,223,119

Income per common share:
Basic	$0.34	$0.21
Diluted	$0.34	$0.21

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	105,300	125,300

NOTE 9: Reclassifications

Certain reclassifications have been made to the 2014 condensed consolidated financial statements to conform to the March 31, 2015 presentation.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the three months ended March 31, 2015 and 2014 was $70,000 and $69,000, respectively.

Stock Options

The tables below represents the stock option activity for the periods shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2015	125,300	$18.75	8.5
Granted	2,500	20.00	9.9
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at March 31, 2015	127,800	$18.77	8.3

Exercisable options outstanding at March 31, 2015	25,060	$18.75	8.3

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2014	125,300	$18.75	9.5
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at March 31, 2014	125,300	$18.75	9.5

Exercisable options outstanding at March 31, 2014	—	—	—

As of March 31, 2015 and December 31, 2014, the Company had $236,000 and $247,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. There were no exercisable options vested in the three months ended March 31, 2015 and 2014. Stock option expense for the three months ended March 31, 2015 and 2014 was $18,000 and $17,000, respectively. The aggregate grant date fair value of the stock options granted in 2015 was $7,000. The total intrinsic value of options as of March 31, 2015 and December 31, 2014 was $182,000 and $257,000, respectively. The total intrinsic value of exercisable options as of March 31, 2015 and December 31, 2014 was $36,000 and $51,000, respectively.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2015	44,832	$18.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2015	44,832	$18.75

As of March 31, 2015 and December 31, 2014, the Company had $675,000 and $727,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards are amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three months ended March 31, 2015 and 2014 was $52,000 and $52,000, respectively.

NOTE 11: Employee Stock Ownership Plan (Unaudited)

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

ESOP expense for the three months ended March 31, 2015 and 2014 was $28,000 and $26,000, respectively.

	Three Months Ended
	March 31,
	2015	2014

Allocated shares	16,812	11,208
Unreleased shares	95,268	100,872
Total ESOP shares	112,080	112,080

Fair value of unreleased shares at March 31 (in thousands)	$1,924	$1,796

At March 31, 2015 and 2014 the fair value of the 16,812 and 11,208 allocated shares held by the ESOP was $340,000 and $200,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

34

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2015.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets increased $3.7 million, or 1.4%, to $263.1 million at March 31, 2015 from $259.4 million at December 31, 2014.  The increase was the result of an increase in net loans, partially offset by a decrease in cash and cash equivalents, and investment securities available for sale.

Total cash and cash equivalents decreased $2.8 million, or 28.3%, to $7.1 million at March 31, 2015 from $9.9 million at December 31, 2014.  The decrease in total cash and cash equivalents reflected an increase in loan funding and normal fluctuations from operations.

Securities classified as available for sale decreased $4.4 million, or 10.4%, to $38.1 million at March 31, 2015 from $42.5 million at December 31, 2014.  We sold securities available for sale totaling $3.0 million taking advantage of gains in our portfolio along with funding first quarter loan growth.  At March 31, 2015, securities classified as available for sale consisted of mortgage-backed securities, and municipal obligations.

Net loans increased $10.9 million, or 5.7%, to $203.1 million at March 31, 2015 from $192.2 million at December 31, 2014, due primarily to increases in commercial real estate and multi-family loans of $7.1 million, commercial loans of $2.0 million, and indirect consumer loans of $1.4 million.  These increases were offset by a decrease in residential loans of $754,000, or 1.2%, to $61.1 million at March 31, 2015 from $61.9 million at December 31, 2014.  Total non-performing loans decreased $402,000 to $2.2 million at March 31, 2015 from $2.6 million at December 31, 2014.

Deposits decreased $2.0 million, or 1.0%, to $201.7 million at March 31, 2015 from $203.7 million at December 31, 2014.  The decrease was a result of a decline in certificate of deposit accounts and fluctuations in transactional accounts as a result of normal business trends from existing customers. Federal Home Loan Bank advances increased $6.0 million to $30.0 million at March 31, 2015 from $24.0 million at December 31, 2014. These advances were used to fund loan growth.

Total equity was $30.4 million at both March 31, 2015 and December 31, 2014 as 2015 year to date net income and accumulated other comprehensive income changes were offset by shares repurchased and cash dividends.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General.  We recorded net income of $419,000 for the quarter ended March 31, 2015 compared to net income of $271,000 for the quarter ended March 31, 2014.  The increase to net income resulted primarily from increases to net interest income, total other income, and a decrease in provisions for loan losses, partially offset by increases to other expenses and income tax expense.

Interest Income.  Interest income increased $202,000, or 7.1%, to $3.07 million for the quarter ended March 31, 2015 from $2.86 million for the quarter ended March 31, 2014.  The average balance of total interest-earning assets increased $5.9 million, or 2.4%, to $249.9 million for the quarter ended March 31, 2015 from $243.9 million for the quarter ended March 31, 2014 and the rate earned on these assets also increased to 4.98% for the period ended March 31, 2015 from 4.76% for the period ended March 31, 2014.

Interest income on loans increased $324,000, or 12.9%, to $2.84 million for the quarter ended March 31, 2015 from $2.52 million for the quarter ended March 31, 2014, as the increase in the average balance of loans was offset in part by a decrease in the average yield on our loans.  The average balance of net loans increased $25.3 million, or 14.5%, to $200.0 million for the quarter ended March 31, 2015 from $174.7 million for the quarter ended March 31, 2014. However, the average yield on our loan portfolio decreased 8 basis points to 5.76% for the quarter ended March 31, 2015 from 5.84% for the quarter ended March 31, 2014, reflecting the continued lower market interest rate environment.

Interest income on investment securities decreased $114,000 to $205,000 for the quarter ended March 31, 2015 from $319,000 for the quarter ended on March 31, 2014. The average balance of our securities available for sale decreased $18.8 million, or 31.0%, to $41.8 million for the quarter ended March 31, 2015 from $60.6 million for the quarter ended March 31, 2014.

Interest Expense.  Interest expense decreased $18,000, or 4.3%, to $398,000 for the quarter ended March 31, 2015 from $416,000 for the quarter ended March 31, 2014.  The average rate paid on deposits decreased 4 basis points to 0.64% for the quarter ended March 31, 2015 from 0.68% for the quarter ended March 31, 2014. The average balance of interest-bearing deposits increased $1.4 million, or 0.7%, to $185.0 million for the quarter ended March 31, 2015 from $183.6 million for the quarter ended March 31, 2014.  The increase in the average balance of deposits was comprised of an increase in core interest-bearing checking and savings accounts of $1.6 million, and an increase in certificate of deposits of $1.0 million, offset by a decrease of money market accounts of $1.3 million.

The average balance of our money market accounts decreased $1.3 million, or 3.0%, to $42.2 million for the quarter ended March 31, 2015 from $43.5 million for the quarter ended March 31, 2014 resulting from normal business trends.  In addition, the interest expense on our money market accounts increased from $39,000 to $41,000, due to the increase of 3 basis points in the cost of these deposits to 0.39% for the March 31, 2015 quarter from 0.36% for the March 31, 2014 quarter.  Interest expense on certificates of deposit decreased $18,000, or 7.1%, to $235,000 for the quarter ended March 31, 2015 from $253,000 for the year-earlier period.  The rate paid on certificate of deposits decreased 9 basis points to 0.99% for the 2015 period from 1.08% for the 2014 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $2,000, or 1.8%, to $108,000 for the quarter ended March 31, 2015 from $110,000 for the quarter ended March 31, 2014, reflecting a decrease of 13 basis points in the rate to 1.54% for the quarter ended March 31, 2015 from 1.67% for the quarter ended March 31, 2014.

Net Interest Income.  Net interest income increased $220,000, or 9.0%, to $2.67 million for the quarter ended March 31, 2015 from $2.45 million for the quarter ended March 31, 2014.  Our net interest rate spread increased to 4.22% from 3.96%, and our net interest margin increased to 4.27% from 4.01%, quarter to quarter.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our annual report on Form 10-K filed on March 30, 2015, we recorded a provision for loan losses of $330,000 for the quarter ended March 31, 2015, a decrease of $14,000 from $344,000 allocated for the quarter ended March 31, 2014.  The allowance for loan losses to total loans was 0.97% at March 31, 2015, and 1.37% at March 31, 2014.  The decline in the allowance for loan losses to total loans was primarily due to the decline of $490,000 in specific reserves required as of March 31, 2015 as compared to March 31, 2014.  In addition, non-performing loans decreased from period to period and the related coverage ratio (allowance for loan losses as a percentage of non-performing loans) increase.  Non-performing loans including troubled debt restructurings, totaled $4.9 million, or 2.4% of total loans at March 31, 2015 and $5.8 million or 3.3% of total loans at March 31, 2014. The allowance for loan losses as a percentage of non-performing loans was 89.88% at March 31, 2015 compared to 69.03% at March 31, 2014.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2015 and 2014.

Other Income.  Noninterest income increased $118,000, or 47.9%, to $363,000 for the quarter ended March 31, 2015, from $245,000 for the quarter ended March 31, 2014.  The increase was due primarily to increases in the gain on sale of loans of $56,000 and net gains on sale of other assets of $48,000.

Other Expense. Other expense increased $107,000, or 5.5%, to $2.06 million for the quarter ended March 31, 2015 from $1.95 million for the quarter ended March 31, 2014.  Salaries and employee benefits increased $94,000 due to normal cost of living adjustments, addition of a vice president of mortgage lending, increased medical insurance premiums, and contributions to ESOP and stock award plan.

Income Tax Expense.  We recorded income tax expense of $227,000 for the quarter ended March 31, 2015 compared to a tax expense of $130,000 for the 2014 period, reflecting pre-tax income of $646,000 during the 2015 quarter versus a pre-tax income of $401,000 for the quarter ended March 31, 2014.  Our effective tax rate was 35.2% for the quarter ended March 31, 2015 compared to 32.4% for the quarter ended March 31, 2014.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $653,000 and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $6.8 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $3.4 million and $3.3 million for the three months ended March 31, 2015 and 2014, respectively, resulting from our strategy to fund loan growth, including growth of our public fund certificates of deposit, deposit accounts from our commercial borrowers and a general growth in all deposit categories.

At March 31, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $27.3 million, or 10.5% of adjusted total assets, which is above the required level of $10.4 million, or 4%; and total risk-based capital of $29.3 million, or 14.9% of risk-weighted assets, which is above the required level of $15.6 million, or 8%.  Accordingly West End Bank, S.B. was categorized as well capitalized at March 31, 2015.  Management is not aware of any conditions or events since the most recent notification that would change our category. Basel III regulatory capital requirements were effective for the quarter ending March 31, 2015.  There were no significant impacts on capital ratios.

At March 31, 2015, we had outstanding commitments to originate loans of $16.0 million and stand-by letters of credit of $1.1 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2015 totaled $43.9 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	12,500		$20.31	―	76,958
February 1, 2015 through February 28, 2015	15,000		$20.30	―	61,958
March 1 , 2015 through March 31, 2015	―	$	―	―	61,958

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: May 13, 2015	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: May 13, 2015	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

