Form 10-Q
period 2015-06-30
West End Indiana Bancshares, Inc.
filed 2015-08-13
CIK 1523854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-50820

West End Indiana Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland	36-4713616
(State or other jurisdiction of	(I.R.S. Employer
in Company or organization)	Identification Number)

34 South 7th Street, Richmond, Indiana	47374
(Address of Principal Executive Offices)	Zip Code

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

YES ☐ NO ☒

As of August 13, 2015, there were 1,256,239 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$1,688,437	$1,821,737
Interest-bearing demand deposits	7,724,231	8,039,961
Cash and cash equivalents	9,412,668	9,861,698
Investment securities available for sale	36,113,021	42,538,676
Loans held for sale	1,300,405	49,640
Loans, net of allowance for loan losses of $2,101,187 and $1,944,219	209,835,537	192,194,531
Premises and equipment	3,454,002	3,462,409
Federal Home Loan Bank stock	1,323,000	1,497,000
Interest receivable	945,598	1,029,641
Bank-owned life insurance	5,215,866	5,151,622
Foreclosed real estate held for sale	16,125	299,300
Other assets	3,588,342	3,269,477

Total assets	$271,204,564	$259,353,994

Liabilities and Equity

Liabilities
Deposits	$209,304,999	$203,730,301
Federal Home Loan Bank advances	31,000,000	24,000,000
Interest payable	73,260	65,133
Other liabilities	935,170	1,109,270
Total liabilities	241,313,429	228,904,704

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,269,239 and 1,329,880	12,693	13,299
Additional paid in capital	9,895,834	10,979,452
Retained earnings	21,199,215	20,513,341
Unearned employee stock ownership plan (ESOP)	(924,660)	(952,680)
Accumulated other comprehensive income (loss)	(291,947)	(104,122)
Total stockholders’ equity	29,891,135	30,449,290
Total liabilities and stockholders’ equity	$271,204,564	$259,353,994

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,024,486	$2,666,927	$5,866,866	$5,184,833
Investment securities	169,642	255,475	374,683	574,556
Other	16,618	18,873	35,586	45,580
Total interest income	3,210,746	2,941,275	6,277,135	5,804,969

Interest Expense
Deposits	304,071	306,146	594,006	611,891
Federal Home Loan Bank advances	115,089	95,466	223,370	205,686
Total interest expense	419,160	401,612	817,376	817,577

Net Interest Income	2,791,586	2,539,663	5,459,759	4,987,392
Provision for loan losses	300,000	525,000	630,000	869,000
Net Interest After Provision for Loan Losses	2,491,586	2,014,663	4,829,759	4,118,392

Other Income
Service charges on deposit accounts	134,493	149,600	257,357	279,020
Loan servicing income, net	36,807	14,534	24,836	14,920
Debit card income	78,758	72,041	151,017	138,481
Gain on sale of loans	61,782	118,555	150,648	151,206
Net realized gains on sales of available-for-sale securities (includes $0 and $105,596, $24,625, and $105,596, respectively, related to accumulated other comprehensive earnings reclassifications)	—	105,596	24,625	105,596
Increase in cash surrender value of life insurance	33,330	28,354	64,244	63,169
Gain (loss) on sale of other assets	(1,591)	37,092	22,408	13,156
Other income	4,247	5,511	15,680	11,219
Total other income	347,826	531,283	710,815	776,767

Other Expense
Salaries and employee benefits	1,214,248	1,167,927	2,417,232	2,276,514
Net occupancy	133,362	131,368	253,448	269,746
Data processing fees	79,471	77,207	160,267	157,793
Professional fees	137,920	142,621	249,871	232,029
Director expenses	43,819	41,490	87,692	90,492
Advertising	65,643	50,343	125,647	94,026
ATM charges	61,527	58,004	120,132	107,524
Postage and courier	64,580	53,716	122,095	106,730
FDIC insurance premiums	46,454	51,700	97,454	101,200
Other expenses	357,383	298,732	625,839	584,948
Total other expenses	2,204,407	2,073,108	4,259,677	4,021,002

Income Before Income Tax	635,005	472,838	1,280,897	874,157
Income tax expense (includes $0 and $41,827, $9,754 and $41,827, respectively, related to income tax expense from reclassification items)	227,030	148,463	454,101	278,556

Net Income	$407,975	$324,375	$826,796	$595,601
Earnings Per Share
Basic	$0.34	$0.25	$0.69	$0.47
Diluted	0.34	0.25	0.69	0.47
Dividends Per Share	0.06	0.06	0.12	0.12

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Net income	$407,975	$324,375	$826,796	$595,601
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $(154,330) and $305,916, $(113,390) and $570,785	(235,391)	466,573	(172,954)	870,566
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0 and $41,827, $9,754 and $41,827	—	63,769	14,871	63,769
	(235,391)	402,804	(187,825)	806,797
Comprehensive income	$172,584	$727,179	$638,971	$1,402,398

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Operating Activities
Net income	$826,796	$595,601
Items not requiring (providing) cash
Provision for loan losses	630,000	869,000
Depreciation and amortization	110,839	127,223
Investment securities amortization, net	227,523	381,881
Investment securities gains	(24,625)	(105,596)
Loan originated for sale	(7,956,732)	(4,790,789)
Proceeds on loan sold	6,791,635	5,284,526
Loss (gain) on other assets	(22,408)	(13,156)
ESOP shares earned	58,071	50,968
Stock based compensation	140,214	139,629
Gain on loans sold	(150,648)	(151,206)
Net change in
Interest receivable	84,043	158,197
Interest payable	8,127	(7,149)
Cash surrender value of life insurance	(64,244)	(63,169)
Other adjustments	(326,898)	100,963
Net cash provided by operating activities	331,693	2,576,923

Investing Activities
Purchases of securities available for sale	—	(2,736,730)
Proceeds from maturities of securities available for sale	2,904,158	4,240,595
Proceeds from sales of securities available for sale	3,007,542	9,887,545
Proceeds from redemption of Federal Home Loan Bank Stock	174,000	—
Net change in loans	(18,384,332)	(11,461,560)
Purchase of premises and equipment	(102,432)	(34,117)
Proceeds from sale of foreclosed real estate	441,054	372,051
Net cash provided by (used in) investing activities	(11,960,010)	267,784

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	(908,928)	2,811,775
Net change in certificates of deposit	6,483,626	(3,217,528)
Repurchased shares	(1,254,489)	(21,393)
Repayment of FHLB advances	(4,000,000)	(11,000,000)
Proceeds from FHLB advances	11,000,000	12,000,000
Cash dividends	(140,922)	(152,097)
Net cash provided by financing activities	11,179,287	420,757

Net Change in Cash and Cash Equivalents	(449,030)	3,265,464

Cash and Cash Equivalents, Beginning of Period	9,861,698	6,681,201

Cash and Cash Equivalents, End of Period	$9,412,668	$9,946,665

Additional Cash Flows Information
Interest paid	$809,250	$824,726
Income tax paid	570,000	280,000
Real estate acquired in settlement of loans	167,595	370,932
Sale and financing of foreclosed real estate	47,387	311,385

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2015

						Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital		Unreaned ESOP Shares		Total Stockholders’ Equity
	Shares Outstanding	Amount		Retained Earnings
	(Unaudited)
Balances at January 1, 2015	1,329,880	$13,299	$10,979,452	$20,513,341	$(952,680)	$(104,122)	$30,449,290
Net income	—	—	—	826,796	—	—	826,796
Other comprehensive loss	—	—	—	—	—	(187,825)	(187,825)
ESOP shares earned	—	—	30,051	—	28,020	—	58,071
Restricted Shares Issued	—	—	—	—	—	—	—
Stock Based Compensation Expense	—	—	140,214	—	—	—	140,214
Shares Repurchased	(60,641)	(606)	(1,253,883)	—	—	—	(1,254,489)
Cash dividends ($0.12 per share)	—	—	—	(140,922)	—	—	(140,922)
Balances at June 30, 2015	1,269,239	$12,693	$9,895,834	$21,199,215	$(924,660)	$(291,947)	$29,891,135

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

The Bank provides financial services to individuals, families and businesses through its four banking offices located in the Indiana counties of Union and Wayne and limited service branches located in the elementary schools and high school in Richmond, Indiana at which the Bank offers more limited banking services and at which it provides banking seminars to students who assist in the branch operations. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four- family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans. We also purchase investment securities consisting of municipal bonds, and mortgage-backed securities.

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2015, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	June 30, 2015 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$11,738	$37	$(257)	$11,518
Mortgage-backed securities - GSE residential	24,858	26	(289)	24,595
Total available for sale	$36,596	$63	$(546)	$36,113

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$13,053	$97	$(103)	$13,047
Mortgage-backed securities – GSE residential	29,658	120	(286)	29,492
Total available for sale	$42,711	$217	$(389)	$42,539

The amortized cost and fair value of securities available for sale at June 30, 2015 (unaudited) and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015 (Unaudited)		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$—	$—	$—	$—
Five to ten years	3,838	3,811	4,949	4,943
After ten years	7,900	7,707	8,104	8,104
	11,738	11,518	13,053	13,047
Mortgage-backed securities - GSE residential	24,858	24,595	29,658	29,492
Totals	$36,596	$36,113	$42,711	$42,539

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1,288,000 at June 30, 2015 (unaudited). Securities pledged at December 31, 2014 were $1,410,000.

Activities related to the sales of securities available for sale for the three and six months ended June 30, 2015 (unaudited) and 2014 (unaudited) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)

Proceeds from sales of available-for sale securities	$—	$9,888	$3,008	$9,888
Gross gains on sales	—	146	31	146
Gross losses on sales	—	40	6	40

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 (unaudited) and December 31, 2014 was $26,502,000 and $27,316,000 which is approximately 73% and 64% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at June 30, 2015 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$7,848	$(221)	$886	$(36)	$8,734	$(257)
Mortgage-backed securities - GSE residential	5,053	(40)	12,715	(249)	17,768	(289)
	$12,901	$(261)	$13,601	$(285)	$26,502	$(546)

Securities with unrealized losses at December 31, 2014 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$1,521	$(8)	$6,352	$(95)	$7,873	$(103)
Mortgage-backed securities - GSE residential	1,325	(12)	18,118	(274)	19,443	(286)
	$2,846	$(20)	$24,470	$(369)	$27,316	$(389)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

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

Categories of loans include:

	(Unaudited)
	June 30, 2015	December 31, 2014
	(In Thousands)
Commercial	$14,507	$10,280
Real estate loans
Residential	61,390	61,886
Commercial and multi-family	48,052	39,492
Construction	1,771	4,365
Second mortgages and equity lines of credit	4,911	4,625
Consumer loans
Indirect	66,268	60,094
Other	15,164	13,516
	212,063	194,258
Less
Net deferred loan fees, premiums and discounts	126	119
Allowance for loan losses	2,101	1,944

Total loans	$209,836	$192,195

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

The following table presents by portfolio segment the activity in the allowance for loan losses for the three and six months ended June 30, 2015 (unaudited) and 2014 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2015:
Balance, beginning of period	$6	$399	$701	$2	$13	$878	$1,999
Provision for losses	2	40	23	(1)	(5)	241	300
Recoveries on loans	—	5	—	—	—	29	34
Loans charged off	—	(27)	—	—	—	(205)	(232)

Balance, end of period	$8	$417	$724	$1	$8	$943	$2,101

Six Months Ended June 30, 2015
Balance, beginning of period	$29	$447	$694	$2	$14	$758	$1,944
Provision for losses	(21)	(24)	30	(1)	(6)	652	630
Recoveries on loans	—	21	—	—	—	49	70
Loans charged off	—	(27)	—	—	—	(516)	(543)

Balance, end of period	$8	$417	$724	$1	$8	$943	$2,101

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2014:
Balance, beginning of period	$30	$451	$1,227	$—	$37	$690	$2,435
Provision for losses	(2)	228	186	—	(1)	114	525
Recoveries on loans	—	5	—	—	—	36	41
Loans charged off	—	(235)	(333)	—	—	(151)	(719)

Balance, end of period	$28	$449	$1,080	$—	$36	$689	$2,282

Six Months Ended June 30, 2014:
Balance, beginning of period	$36	$433	$1,238	$—	$35	$656	$2,398
Provision for losses	(8)	402	175	—	1	299	869
Recoveries on loans	—	5	—	—	—	48	53
Loans charged off	—	(391)	(333)	—	—	(314)	(1,038)

Balance, end of period	$28	$449	$1,080	$—	$36	$689	$2,282

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2015 (unaudited) and December 31, 2014:

		(Unaudited)
		June 30, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of Period	$8	$417	$724	$1	$8	$943	$2,101
Individually evaluated for impairment	—	—	597	—	—	—	597
Collectivity evaluated for impairment	8	417	127	1	8	943	1,504

Loans:
Ending balance	14,507	61,390	48,052	1,771	4,911	81,432	212,063
Individually evaluated for impairment	—	—	3,100	—	—	—	3,100
Collectivity evaluated for impairment	14,507	61,390	44,952	1,771	4,911	81,432	208,963

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$29	$447	$694	$2	$14	$758	$1,944
Individually evaluated for impairment	—	—	597	—	—	—	597
Collectivity evaluated for impairment	29	447	97	2	14	758	1,347

Loans:
Ending balance	10,280	61,886	39,492	4,365	4,625	73,610	194,258
Individually evaluated for impairment	—	—	3,100	—	—	—	3,100
Collectivity evaluated for impairment	10,280	61,886	36,392	4,365	4,625	73,610	191,158

The following table presents the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2015 (unaudited) and December 31, 2014:

		(Unaudited)
		June 30, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$14,357	$61,374	$39,691	$1,771	4,911	$81,432	$203,536
Watch	150	16	1,331	—	—	—	1,497
Special Mention	—	—	3,808	—	—	—	3,808
Substandard	—	—	2,522	—	—	—	2,522
Doubtful	—	—	700	—	—	—	700
Loss	—	—	—	—	—	—	—

Total	$14,507	$61,390	$48,052	$1,771	$4,911	$81,432	$212,063

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$10,205	$61,869	$32,538	$4,365	$4,625	$73,610	$187,212
Watch	75	17	—	—	—	—	92
Special Mention	—	—	3,731	—	—	—	3,731
Substandard	—	—	2,523	—	—	—	2,523
Doubtful	—	—	700	—	—	—	700
Loss	—	—	—	—	—	—	—

Total	$10,280	$61,886	$39,492	$4,365	$4,625	$73,610	$194,258

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

The following table presents the Bank’s loan portfolio aging analysis as of June 30, 2015 (unaudited) and December 31, 2014:

		(Unaudited)
		June 30, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$78	$132	$—	$—	$17	$1,095	$1,322
60-89 days past due	27	—	—	—	—	370	397
Greater than 90 days and accruing	—	78	272	—	6	456	812
Nonaccrual	—	584	3,084	—	30	—	3,698
Total past due and nonaccrual	105	794	3,356	—	53	1,921	6,229
Current	14,402	60,596	44,696	1,771	4,858	79,511	205,834

Total	$14,507	$61,390	$48,052	$1,771	$4,911	$81,432	$212,063

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$—	$111	$—	$—	$18	$1,014	$1,143
60-89 days past due	—	236	—	—	—	388	624
Greater than 90 days and accruing	—	73	150	—	21	795	1,039
Nonaccrual	—	762	825	—	—	—	1,587
Total past due and nonaccrual	—	1,182	975	—	39	2,197	4,393
Current	10,280	60,704	38,517	4,365	4,586	71,413	189,865

Total	$10,280	$61,886	$39,492	$4,365	$4,625	$73,610	$194,258

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2015 (unaudited) and for the year ended December 31, 2014:

		(Unaudited)
		June 30, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$825	$—	$—	$—	$825
Unpaid principal balance	—	—	1,810	—	—	—	1,810

Impaired loans with a specific allowance:
Recorded investment	—	—	2,275	—	—	—	2,275
Unpaid principal balance	—	—	2,275	—	—	—	2,275
Specific allowance	—	—	597	—	—	—	597

Total impaired loans:
Recorded investment	—	—	3,100	—	—	—	3,100
Unpaid principal balance	—	—	4,085	—	—	—	4,085
Specific allowance	—	—	597	—	—	—	597

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$825	$—	$—	$—	$825
Unpaid principal balance	—	—	1,812	—	—	—	1,810

Impaired loans with a specific allowance:
Recorded investment	—	—	2,275	—	—	—	2,275
Unpaid principal balance	—	—	2,275	—	—	—	2,275
Specific allowance	—	—	597	—	—	—	597

Total impaired loans:
Recorded investment	—	—	3,100	—	—	—	3,100
Unpaid principal balance	—	—	4,087	—	—	—	4,085
Specific allowance	—	—	597	—	—	—	597

The following table present by portfolio classes information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 (unaudited) and 2014 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2015:

Total impaired loan:
Average recorded investment	$—	$—	$3,100	$—	$—	$—	$3,100
Interest income recognized	—	—	5	—	—	—	5
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Six Months Ended June 30, 2015:

Total impaired loan:
Average recorded investment	$—	$—	$3,100	$—	$—	$—	$3,100
Interest income recognized	—	—	36	—	—	—	36
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2014:

Total impaired loan:
Average recorded investment	$—	$—	$4,124	$—	$—	$30	$4,154
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Six Months Ended June 30, 2014:

Total impaired loan:
Average recorded investment	$—	$—	$4,183	$—	$—	$32	$4,215
Interest income recognized	—	—	63	—	—	—	63
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

During the three and six months ended June 30, 2015 (unaudited) and 2014 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three and six months ended June 30, 2015 (unaudited) and 2014.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include municipal bonds and mortgage-backed securities. At June 30, 2015 (unaudited) and December 31, 2014, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 (unaudited) and December 31, 2014:

		(Unaudited) June 30, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$11,518	$—	$11,518	$—
Mortgage-backed securities - GSE residential	24,595	—	24,595	—
Mortgage-servicing rights	560	—	—	560

		December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$13,047	$—	$13,047	$—
Mortgage-backed securities - GSE residential	29,492	—	29,492	—
Mortgage-servicing rights	549	—	—	549

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited) Mortgage-Servicing Rights
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In Thousands)
Balances, beginning of period	$535	$560	$549	$578
Total unrealized gains (losses) included in net income	22	(6)	(3)	(24)
Additions (rights recorded on sale of loans)	25	27	58	46
Settlements (payments)	(22)	(17)	(44)	(36)
Balances, end of period	$560	$564	$560	$564

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

(Unaudited) June 30, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)
Impaired loans	$—	$—	$—	$—

		December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$825	$—	$—	$825

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Mortgage-servicing rights	$560	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -6.0% (5.7%) 10% - 13.4% (13.2%) 2.7-3.8 (3.5)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$825	Comparative sales based on independent appraisals	Marketability Discount	25.0% - 35.0% (30.0%)

Mortgage-servicing rights	$549	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -6.1% (5.8%) 8.3% - 15.6% (13.0%) 3.0 – 3.7 (3.6)

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2015 (unaudited) and December 31, 2014:

	(Unaudited)
	June 30, 2015
		Fair Value
	Carrying Amount	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$9,413	$9,413	$—	$—
Loan held for sale	1,300	—	1,300	—
Loans, net	209,836	—	—	212,134
Federal Home Loan Bank stock	1,323	—	1,323	—
Interest receivable	946	—	946	—

Financial liabilities
Deposits	209,305	104,864	105,244	—
Federal Home Loan Bank advances	31,000	—	30,964	—
Interest payable	73	—	73	—

	December 31, 2014
		Fair Value
	Carrying Amount	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$9,862	$9,862	$—	$—
Loan held for sale	50	—	50	—
Loans, net	192,195	—	—	195,657
Federal Home Loan Bank stock	1,497	—	1,497	—
Interest receivable	1,030	—	1,030	—
Financial liabilities
Deposits	203,730	105,772	98,378	—
Federal Home Loan Bank advances	24,000	—	23,930	—
Interest payable	65	—	65	—

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

In May 2014, FASB, in joint cooperation with IASB, issued ASU 2014-09, Revenue from Contracts with Customers. The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, FASB approved the deferral of the effective date of this ASU for one year, and giving companies the option to early adopt using the original effective dates. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact on its financial position or results of operations.

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

	(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net Income	$408	$324	$827	$596
Allocated to participating securities	(15)	(14)	(31)	(26)
Net income allocated to common stockholders	$393	$310	$796	$570

Weighted average common shares outstanding, gross	1,283,150	1,379,400	1,295,806	1,379,473
Less: Average unearned ESOP shares and participating securities	(136,739)	(153,551)	(138,178)	(154,990)
Weighted average common shares outstanding, net	1,146,411	1,225,849	1,157,628	1,224,483
Effect of diluted based awards	8,763	—	4,472	—
Weighted average shares and common stock equivalents	1,155,174	1,225,849	1,162,100	1,224,483

Income per common share:
Basic	$0.34	$0.25	$0.69	$0.47
Diluted	$0.34	$0.25	$0.69	$0.47

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	2,500	125,300	2,500	125,300

NOTE 9: Reclassifications

Certain reclassifications have been made to the 2014 condensed consolidated financial statements to conform to the June 30, 2015 presentation.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the three and six months ended June 30, 2015, and 2014 was $70,000 and $140,000, and $71,000 and $140,000, respectively.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2015	125,300	$18.75	8.5
Granted	2,500	$20.00	9.5
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at June 30, 2015	127,800	$18.77	8.0

Exercisable options outstanding at June 30, 2015	50,120	$18.75	8.0

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2014	125,300	$18.75	9.5
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at June 30, 2014	125,300	$—	9.0

Exercisable options outstanding at June 30, 2014	25,060	$18.75	9.0

As of June 30, 2015 and December 31, 2014, the Company had $218,000 and $247,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Exercisable options vested in the six months ended June 30, 2015 and 2014 were 25,060 and 25,060 respectively. Stock option expense for the three and six months ended June 30, 2015 and 2014 was $18,000, $36,000, $18,000 and $36,000, respectively. The aggregate grant date fair value of the stock options granted in 2015 was $7,000. The total intrinsic value of options as of June 30, 2015 and June 30, 2014 was $479,000 and $31,000, respectively. The total intrinsic value of exercisable options as of June 30, 2015 and June 30, 2014 was $188,000 and $6,000, respectively.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2015	44,832	$18.75
Granted	—	—
Vested	11,208	18.75
Forfeited	—	—
Non-vested at June 30, 2015	33,624	$18.75

As of June 30, 2015 and June 30, 2014, the Company had $623,000 and $833,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and six months ended June 30, 2015, and 2014 was, $53,000, $105,000, $53,000 and $104,000, respectively.

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

ESOP expense for the three and six months ended June 30, 2015 was $30,000 and $58,000, respectively.

	June 30,
	2015	2014
Allocated shares	16,812	11,208
Unreleased shares	95,268	100,872
Total ESOP shares	112,080	112,080

Fair value of unreleased shares at June 30 (in thousands)	$2,144	$1,917

At June 30, 2015 and 2014 the fair value of the 16,812 and 11,208 allocated shares held by the ESOP was $378,000 and $213,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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
36

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets increased $11.9 million, or 4.6%, to $271.2 million at June 30, 2015 from $259.3 million at December 31, 2014. The increase was primarily the result of an increase in net loans, including loans held for sale of $18.9 million offset by a decrease in investment securities of $6.4 million.

Total cash and cash equivalents decreased $449,000, or 4.6%, to $9.4 million at June 30, 2015 from $9.9 million at December 31, 2014. The decrease in total cash and cash equivalents reflected normal fluctuations in balances for funding increased loan growth.

Securities classified as available for sale decreased $6.4 million, or 15.1%, to $36.1 million at June 30, 2015 from $42.5 million at December 31, 2014. The decrease was due to a $3.0 million sale of investment securities in our portfolio and normal cash flow that was used to fund year-to-date loan growth. At June 30, 2015, securities classified as available for sale consisted of mortgage-backed securities and municipal obligations.

Net loans, including loans held for sale, increased $18.9 million, or 9.8%, to $211.1 million at June 30, 2015 from $192.2 million at December 31, 2014 due primarily to increases in commercial real estate and multifamily loans of $8.5 million, commercial loans of $4.2 million, and indirect consumer loans of $6.2 million, offset by a decrease in construction loans of $2.6 million. Total loans held for sale increased $1.3 million. Total non-performing loans increased $1.9 million to $4.5 million at June 30, 2013 from $2.6 million at December 31, 2014, due primarily to a single commercial real estate credit that was placed on nonaccrual. This loan had been identified previously as an impaired loan with a specific reserve allocated. This commercial loan was current at June 30, 2015.

Deposits increased $5.6 million, or 2.7%, to $209.3 million at June 30, 2015 from $203.7 million at December 31, 2014. The increase was a result of an increase in Financial Institution certificates of deposit used to fund loan growth.

Borrowings, consisting entirely of Federal Home Loan Bank advances, increased $7.0 million to $31.0 million at June 30, 2015, from $24.0 million at December 31, 2014. The increase in borrowings was used to fund loan growth.

Total equity decreased $558,000 to $29.9 million at June 30, 2015, from $30.4 million at December 31, 2014. The decrease was a result of shares repurchased totaling $1.3 million and cash dividends of $141,000 offset in part by net income of $827,000 for the period.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. We recorded net income of $408,000 for the quarter ended June 30, 2015 compared to net income of $324,000 for the quarter ended June 30, 2014. The increase to net income resulted primarily from an increase in net interest income of $252,000 offset by increased noninterest expense of $131,000.

Interest Income. Interest income increased $269,000, or 9.2%, to $3.2 million for the quarter ended June 30, 2015 from $2.9 million for the quarter ended June 30, 2014. The average balance of total interest-earning assets increased $9.7 million, or 3.9%, to $256.3 million for the quarter ended June 30, 2015 from $246.6 million for the quarter ended June 30, 2014 as the average weighted rate earned on these assets also increased 25 basis points to 5.03% for the 2015 period from 4.78% from the 2014 period. The Bank utilized lower yielding rate cash and securities to fund higher yielding loans as assets were deployed in a more profitable manner.

Interest income on loans increased $358,000, or 13.4%, to $3.0 million for the quarter ended June 30, 2015 from $2.7 million for the quarter ended June 30, 2014, as the increase in the average balance of loans was offset by a decrease in the average weighted yield on our loans. The average balance of net loans increased $27.4 million, or 15.1%, to $208.6 million for the quarter ended June 30, 2015 from $181.2 million for the quarter ended June 30, 2014. However, the average weighted yield on our loan portfolio decreased 10 basis points to 5.81% for the quarter ended June 30, 2015 from 5.91% for the quarter ended June 30, 2014, reflecting the lower market interest rate environment.

Interest income on investment securities decreased $85,000 to $170,000 for the 2015 quarter from $255,000 for the 2014 quarter. The average balance of our securities available for sale decreased $19.2 million, or 33.9%, to $37.5 million for the quarter ended June 30, 2015 from $56.7 million for the quarter ended June 30, 2014. The average yield on our securities portfolio slightly increased to 1.82% for the quarter ended June 30, 2015 from 1.80% for the quarter ended June 30, 2014.

Interest Expense. Interest expense increased $17,000, or 4.2%, to $419,000 for the quarter ended June 30, 2015 from $402,000 for the quarter ended June 30, 2014. The increase resulted primarily from an increase in interest expense on FHLB advances of $19,000 offset by a $2,000 decrease in interest expense on deposits. The average weighted rate paid on deposits slightly decreased 2 basis points to 0.65% for the quarter ended June 30, 2015 from 0.67% for the quarter ended June 30, 2014. The average balance of interest-bearing deposits increased $3.9 million, or 2.1%, to $187.9 million for the quarter ended June 30, 2015 from $184.0 million for the quarter ended June 30, 2014. The increase in the average balance of deposits was comprised of increases in interest bearing and non-interest bearing checking accounts and money market accounts of $672,000, savings accounts by $1.2 million and certificates of deposits by $2.0 million.

The average balance of our certificates of deposit increased $2.0 million, or 2.1%, to $98.5 million for the quarter ended June 30, 2015 from $96.5 million for the quarter ended June 30, 2014, as the Bank utilized Financial Institution certificates of deposit to fund loan growth for the period. The increase in average balance of certificates of deposit was offset by a decrease of 4 basis points on the average rate paid of 1.01% in the 2015 quarter from 1.05% in the 2014 quarter, while interest expense decreased $4,000 period to period. Checking, money market and savings accounts interest expense increased a total of $2,000 to $56,000 for the quarter ending June 30, 2015 from $54,000 for the quarter ending June 30, 2014.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $19,000, or 20.0%, to $115,000 for the quarter ended June 30, 2015 from $95,000 for the quarter ended June 30, 2014, reflecting an increase of 7 basis points in the average weighted rate to 1.48% for the 2015 quarter from 1.41% from the 2014 quarter and an increase in the average balance of advances to $31.1 million for the quarter ending June 30, 2015 from $27.0 million for the quarter ending June 30, 2014, as the Bank utilized borrowing to fund loan growth.

Net Interest Income. Net interest income increased $252,000, or 9.9%, to $2.79 million for the quarter ended June 30, 2015 from $2.54 million for the quarter ended June 30, 2014. Our net interest rate spread increased to 4.26% from 4.02%, and our net interest margin increased to 4.36% from 4.12%.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $300,000 for the quarter ended June 30, 2015 compared to $525,000 for the quarter ended June 30, 2014, a decrease of $225,000. The allowance for loan losses was $2.1 million, or 0.99% of total loans, at June 30, 2015, compared to $2.3 million, or 1.24% of total loans, at June 30, 2014. The decline in the allowance for loan losses to total loans was primarily due to the decline of $358,000 in specific reserves required at June 30, 2015 as compared to June 30, 2014 due to the partial charge of of a large commercial real estate credit. At June 30, 2015, non-performing loans including troubled debt restructurings, totaled $4.5 million, or 2.13% of total loans, as compared to $5.2 million, or 2.8% of total loans, at June 30, 2014. During the second quarter of 2015, a $2.3 million loan previously identified as a troubled debt restructured credit was placed on nonaccrual due to changes in circumstance noted during the second quarter of 2015. While this loan remains current, the placement of this loan on nonaccrual has decreased our coverage ratio (allowance for loan losses to non-performing loans) from 78.74% at June 30, 2014 to 46.59% at June 30, 2015. This loan was classified as impaired at both June 30, 2015 and 2014 and appropriate reserves have been recorded. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2015 and 2014.

Other Income. Noninterest income decreased $183,000, or 34.5%, to $348,000 for the quarter ended June 30, 2015 from $531,000 for the quarter ended June 30, 2014. The decrease was primarily due to the decrease in gain on available-for-sale securities and gain on sale of loans. Net gain on sale of available-for-sale securities decreased $106,000 for 2015 and gain on sale of loans decreased $57,000. For asset liability management it was more advantageous at this time to retain current securities and to hold newly originated 1-4 family fixed rate mortgages in the Bank’s portfolio than to sell them in the secondary market.

Other Expense. Noninterest expense increased $131,000, or 6.3%, to $2.20 million for the quarter ended June 30, 2015 from $2.07 million for the quarter ended June 30, 2014. Changes included an increase in salaries and employee benefits of $46,000 and an increase in other expenses of $58,000. Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums and contributions to ESOP and stock award plan. Other expenses increased primarily due to increased SBA fees, FHLMC fees and charitable contributions compared to the same period in 2014.

Income Tax Expense. We recorded a $227,000 income tax expense for the quarter ended June 30, 2015 compared to a $148,000 income tax expense for the 2014 period, reflecting income of $635,000 before income tax expense during the 2015 quarter versus income before income tax expense of $473,000 for the quarter ended June 30, 2014. Our effective tax rate was 35.8% for the quarter ended June 30, 2015 compared to 31.4% for the quarter ended June 30, 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General. Net income increased to $827,000 for the six months ended June 30, 2015 compared to net income of $596,000 for the six months ended June 30, 2014. The increase in net income was due primarily to an increase in interest income and a decrease in provision for loan losses, partially offset by increases in total other expenses and income tax expense.

Interest Income. Interest income increased $472,000, or 8.1%, to $6.3 million for the six months ended June 30, 2015 from $5.8 million for the six months ended June 30, 2014. The average balance of total interest-earning assets increased $7.8 million, or 3.2%, to $253.1 million for the six months ended June 30, 2015 from $245.3 million for the six months ended June 30, 2014. The average yield on total interest-earning assets increased 23 basis points to 5.00% for the 2015 period from 4.77% for the 2014 period. The Bank utilized lower yielding rate cash and securities to fund higher yielding loans as assets were deployed in a more profitable manner.

Interest income and fees on loans increased $682,000, or 13.1%, to $5.87 million for the six months ended June 30, 2015 from $5.18 million for the six months ended June 30, 2014, as the increase in the average balance of loans was offset in part by a decrease in the average yield on loans. The average balance of loans increased $26.4 million, or 14.8%, to $204.3 million for the six months ended June 30, 2015 from $178.0 million for the six months ended June 30, 2014. However, the average weighted yield on the loan portfolio decreased 9 basis points to 5.79% for the six months ended June 30, 2015 from 5.88% for the six months ended June 30, 2014, reflecting the continued lower market interest rate environment.

Interest income on investment securities decreased $200,000, or 34.8%, to $375,000 for the six months ended June 30, 2015 from $575,000 for the six months ended June 30, 2014. The decrease resulted primarily from a decrease in the average balance of securities available for sale, which decreased $19.0 million, or 32.4%, to $39.7 million for the six months ended June 30, 2015 from $58.7 million for the 2014 period. The average yield on the securities portfolio decreased to 1.91% for the six months ended June 30, 2015 from 1.97% for the six months ended June 30, 2014, resulting from lower market interest rates.

Interest Expense. Total interest expense remained steady for the six months ending June 30, 2015 and 2014. Interest expense on Federal Home Loan Bank advances increased $18,000 offset by a decrease in interest on deposits of $18,000. The average rate we paid on deposits decreased 3 basis points to 0.64% for the six months ended June 30, 2015 from 0.67% for the six months ended June 30, 2014. The average balance of interest-bearing deposits increased $3.3 million, or 1.8%, to $186.4 million for the six months ended June 30, 2015 from $183.1 million for the six months ended June 30, 2014. The increase in the average balance of deposits was comprised of increases in interest bearing checking and money market accounts of $466,000, savings accounts by $1.3 million and certificates of deposits by $1.5 million

The average balance of our certificates of deposit increased $1.5 million, or 1.6%, to $97.4 million for the six months ended June 30, 2015 from $95.9 million for the six months ended June 30, 2014. The Bank utilized Financial Institution certificates of deposit to fund loan growth for the period. The increase in average balance of certificates of deposit was offset by a decrease of 6 basis points on the average rate paid of 1.00% in the 2015 period from 1.06% in 2014, while interest expense decreased $22,000 for the 2015 period as compared to the 2014 period. Interest bearing checking, money market and savings accounts interest expense increased a total of $4,000 to $111,000 for the period ending June 30, 2015 from $107,000 for the period ending June 30, 2014.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $18,000, or 9.0%, to $223,000 for the six months ended June 30, 2015 from $205,000 for the six months ended June 30, 2014. The increase in average balance was partially offset by the decrease of 4 basis points in the average weighted rate to 1.51% for the 2015 period from 1.55% from the 2014 period. This was due to an increase in the average balance of advances to $29.8 million for the period ending June 30, 2015 from $27.0 million for the period ending June 30, 2014, as the Bank utilized borrowing to fund loan growth.

Net Interest Income. Net interest income increased $472,000, or 9.5%, to $5.5 million for the six months ended June 30, 2015 from $5.0 million for the six months ended June 30, 2014. Our net interest rate spread increased to 4.24% for the six months ended June 30, 2015 from 3.98% for the six months ended June 30, 2014, and an increase in net interest margin to 4.31% for the six months ended June 30, 2015 from 4.07% for six months ended June 30, 2014.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” in our annual report on Form 10K filed on March 30, 2015, we recorded a provision for loan losses of $630,000 for the six months ended June 30, 2015 and $869,000 for the six months ended June 30, 2014. The allowance for loan losses was $2.1 million, or .99% of total loans, at June 30, 2015, compared to $2.3 million, or 1.24% of total loans, at June 30, 2014. The decline in the allowance for loan losses to total loans was primarily due to the decline of $358,000 in specific reserves required at June 30, 2015 as compared to June 30, 2014 due to the partial charge of of a large commercial real estate credit. Total nonperforming loans were $4.5 million at June 30, 2015, compared with $2.9 million at June 30, 2014. .During the second quarter of 2015, a $2.3 million loan previously identified as a troubled debt restructured credit was placed on nonaccrual due to changes in circumstance noted during the second quarter of 2015. While this loan remains current, the placement of this loan on nonaccrual has decreased our coverage ratio (allowance for loan losses to non-performing loans) from 78.74% at June 30, 2014 to 46.59% June 30, 2015. This loan was classified as impaired at both June 30, 2015 and 2014 and appropriate reserves have been recorded. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2015 and 2014.

Other Income. Noninterest income decreased $66,000, or 8.5%, to $711,000 for the six months ended June 30, 2015 from $777,000 for the six months ended June 30, 2014. The decrease was primarily due to net gains on sales of securities which decreased $81,000 to $25,000 for the six months ended June 30, 2015 from $106,000 for the six months ended June 30, 2014, partially offset by slight gains in debit card income of $13,000.

Other Expense. Noninterest expense increased $239,000, or 5.94%, to $4.26 million for the six months ended June 30, 2015 from $4.02 million for the six months ended June 30, 2014. Salaries and employee benefits increased $141,000 to $2.4 million for the six months ended June 30, 2014 from $2.3 million for the six months ended June 30, 2014 due to normal cost of living adjustments and increased medical premiums, along with contributions to ESOP and stock award plans. Other increases included advertising expense, which increased $32,000 to $126,000 for the six months ended June 30, 2015 from $94,000 for the six months ended June 30, 2014. Other expenses increased $41,000 to $626,000 for the six months ended June 30, 2015 from $585,000 for the six months ended June 30, 2014, which included SBA fees and charitable contributions.

Income Tax Expense. A $454,000 income tax expense was recorded for the six months ended June 30, 2015 compared to a $279,000 income tax expense for the 2014 period, reflecting income of $1.28 million before income tax expense for the six months ended June 30, 2015, compared to income before income tax expense of $874,000 for the six months ended June 30, 2014. Our effective tax rate was 35.5% for the six months ended June 30, 2015, compared to 31.9% for the six months ended June 30, 2014.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $332,000 and $2.6 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided (used) in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(12.0) million and $268,000 for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $11.2 million and $421,000 for the six months ended June 30, 2015 and 2014, respectively, resulting from our strategy of growing our Financial Institution certificates of deposit and FHLB advances to fund loan growth for this period.

At June 30, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $27.8 million, or 10.5% of adjusted total assets, which is above the required level of $10.6 million, or 4%; and total risk-based capital of $29.9 million, or 13.6% of risk-weighted assets, which is above the required level of $16.4 million, or 8%. Accordingly West End Bank, S.B. was categorized as well capitalized at June 30, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2015, we had outstanding commitments to originate loans of $15.1 million and stand-by letters of credit of $1.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2015 totaled $33.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.                    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015 there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	3,700		$20.30	―	58,258
May 1, 2015 through May 31, 2015	28,200		$20.89	―	30,058
June 1, 2015 through June 30, 2015	―	$	―	―	30,058

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

WEST END INDIANA BANCSHARES, INC.

Date: August 13, 2015	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: August 13, 2015	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

