Form 10-Q
period 2015-09-30
West End Indiana Bancshares, Inc.
filed 2015-11-13
CIK 1523854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

YES ☐     NO ☒

As of November 13, 2015, there were 1,126,618 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.                  Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$1,418,215	$1,821,737
Interest-bearing demand deposits	12,063,693	8,039,961
Cash and cash equivalents	13,481,908	9,861,698
Investment securities available for sale	32,304,541	42,538,676
Loans held for sale	937,965	49,640
Loans, net of allowance for loan losses of 2,126,564 and $1,944,219	213,390,443	192,194,531
Premises and equipment	3,440,130	3,462,409
Federal Home Loan Bank stock	1,323,000	1,497,000
Interest receivable	956,556	1,029,641
Bank-owned life insurance	5,248,866	5,151,622
Foreclosed real estate held for sale	10,500	299,300
Other assets	3,422,045	3,269,477

Total assets	$274,515,954	$259,353,994

Liabilities and Equity

Liabilities
Deposits	$214,011,045	$203,730,301
Federal Home Loan Bank advances	29,000,000	24,000,000
Interest payable	79,036	65,133
Other liabilities	1,146,425	1,109,270
Total liabilities	244,236,506	228,904,704

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,329,880 and 1,329,880	12,567	13,299
Additional paid in capital	9,694,330	10,979,452
Retained earnings	21,606,334	20,513,341
Unearned employee stock ownership plan (ESOP)	(910,650)	(952,680)
Accumulated other comprehensive loss	(123,133)	(104,122)
Total stockholders’ equity	30,279,448	30,449,290
Total liabilities and stockholders’ equity	$274,515,954	$259,353,994

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,083,873	$2,772,154	$8,950,739	$7,956,987
Investment securities	158,489	234,224	533,172	808,780
Other	16,608	16,752	52,194	62,332
Total interest income	3,258,970	3,023,130	9,536,105	8,828,099

Interest Expense
Deposits	340,648	299,213	934,654	911,104
Federal Home Loan Bank advances	121,454	97,758	344,824	303,444
Total interest expense	462,102	396,971	1,279,478	1,214,548

Net Interest Income	2,796,868	2,626,159	8,256,627	7,613,551
Provision for loan losses	362,000	343,000	992,000	1,212,000
Net Interest After Provision for Loan Losses	2,434,868	2,283,159	7,264,627	6,401,551

Other Income
Service charges on deposit accounts	151,634	155,185	408,991	434,205
Loan servicing income, net	43,131	13,651	67,967	28,571
Debit card income	79,379	73,526	230,396	212,007
Gain on sale of loans	91,870	101,226	242,518	252,432
Net realized gains on sales of available-for-sale securities (includes $4,825 and $0, $29,450 and $105,596, respectively, related to accumulated other comprehensive earnings reclassifications)	4,825	-	29,450	105,596
Gain on cash surrender value of life insurance	33,000	31,826	97,244	94,995
Gain (loss) on sale of other assets	3,313	(10,542)	25,721	2,614
Other income	2,280	1,981	17,958	13,200
Total other income	409,432	366,853	1,120,245	1,143,620

Other Expense
Salaries and employee benefits	1,177,552	1,144,107	3,594,784	3,420,621
Net occupancy	127,564	124,799	381,012	394,545
Data processing fees	75,801	82,023	236,068	239,816
Professional fees	118,267	116,804	368,138	348,833
Director expenses	42,792	40,772	130,484	131,264
Advertising	68,891	70,420	194,538	164,446
ATM charges	66,602	58,287	186,734	165,811
Postage and courier	51,256	54,626	173,351	161,356
FDIC insurance premiums	51,500	50,900	148,954	152,100
Other expenses	316,913	283,021	942,749	867,969
Total other expense	2,097,138	2,025,759	6,356,812	6,046,761

Income Before Income Tax	747,162	624,253	2,028,060	1,498,410
Income tax expense (includes $1,911 and $0, $11,665 and $41,827, respectively, related to income tax expense from reclassification items)	264,670	207,685	718,771	486,241

Net Income	$482,492	$416,568	$1,309,289	$1,012,169
Earnings Per Share
Basic	$0.41	$0.33	$1.10	$0.79
Diluted	0.41	0.33	1.09	0.79
Dividends Per Share	0.06	0.06	0.18	0.18

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)
Net income	$482,492	$416,568	$1,309,289	$1,012,169
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $112,591 and $19,618, $(799) and $590,404	171,728	18,216	(1,226)	888,782
Less: Reclassification adjustment for gains included in net income, net of tax expense of $1,911 and $0, $11,665 and $41,827	2,914	-	17,785	63,769
	168,814	18,216	(19,011)	825,013
Comprehensive income	$651,306	$434,784	$1,290,278	$1,837,182

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Operating Activities
Net income	$1,309,289	$1,012,169
Items not requiring (providing) cash
Provision for loan losses	992,000	1,212,000
Depreciation and amortization	173,334	192,967
Investment securities amortization, net	338,037	533,553
Investment securities gains	(29,450)	(105,596)
Loan originated for sale	(12,151,110)	(6,945,789)
Proceeds on loan sold	11,399,691	7,723,741
Gain on other assets	(25,721)	(2,614)
ESOP shares earned	89,341	78,717
Stock based compensation	211,544	210,600
Gain on loans sold	(242,518)	(252,432)
Net change in
Interest receivable	73,085	124,737
Interest payable	13,903	397
Cash surrender value of life insurance	(97,244)	(94,995)
Other adjustments	(14,429)	448,064
Net cash provided by operating activities	2,039,752	4,135,519

Investing Activities
Purchases of securities available for sale	(482,955)	(2,736,730)
Proceeds from maturities of securities available for sale	4,359,412	6,194,846
Proceeds from sales of securities available for sale	6,017,528	9,887,544
Proceeds from redemption of Federal Home Loan Bank Stock	174,000	-
Net change in loans	(22,303,038)	(18,232,709)
Purchase of premises and equipment	(151,055)	(44,543)
Proceeds from sale of foreclosed real estate	446,827	390,209
Net cash used in investing activities	(11,939,281)	(4,541,383)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	2,740,932	2,124,906
Net change in certificates of deposit	7,539,812	1,215,661
Repurchased shares	(1,544,709)	(224,393)
Repayment of FHLB advances	(6,000,000)	(20,000,000)
Proceeds from FHLB advances	11,000,000	18,000,000
Cash dividends	(216,296)	(228,073)
Net cash provided by financing activities	13,519,739	888,101

Net Change in Cash and Cash Equivalents	3,620,210	482,237

Cash and Cash Equivalents, Beginning of Period	9,861,698	6,681,201

Cash and Cash Equivalents, End of Period	$13,481,908	$7,163,438

Additional Cash Flows Information
Interest paid	$1,265,575	$1,214,548
Income tax paid	770,000	425,000
Real estate acquired in settlement of loans	202,595	835,590
Sale and financing of foreclosed real estate	80,588	370,115

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2015

	Common Stock					Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(Unaudited)
Balances at January 1, 2015	1,329,880	$13,299	$10,979,452	$20,513,341	$(952,680)	$(104,122)	$30,449,290
Net income	-	-	-	1,309,289	-	-	1,309,289
Other comprehensive loss	-	-	-	-	-	(19,011)	(19,011)
ESOP shares earned	-	-	47,311	-	42,030	-	89,341
Cashless exercise of options	379	4	(4)	-	-	-	-
Stock Based Compensation Expense	-	-	211,544	-	-	-	211,544
Shares Repurchased	(73,641)	(736)	(1,543,973)	-	-	-	(1,544,709)
Cash dividends ($0.18 per share)	-	-	-	(216,296)	-	-	(216,296)
Balances at September 30, 2015	1,256,618	$12,567	$9,694,330	$21,606,334	$(910,650)	$(123,133)	$30,279,448

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

The Bank reorganized into a mutual holding company structure in 2007. The Bank is headquartered in Richmond, Indiana. On January 11, 2012, in accordance with a Plan of Conversion and Reorganization ( the “Conversion”), West End Bank, MHC (MHC), the Bank’s former federally chartered mutual holding company completed a mutual-to-stock conversion pursuant to which the Bank became the wholly owned subsidiary of the Company, a Maryland corporation. In connection with the Conversion, the Company sold 1,363,008 shares of common stock, at an offering price of $10 per share, and issued an additional 38,000 shares of its common stock to the West End Bank Charitable Foundation (the “Foundation”), resulting in an aggregate issuance of 1,401,008 shares of common stock. The Company’s stock began being quoted on the OTC Pink Marketplace on January 11, 2012, under the symbol “WEIN.”

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

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	September 30, 2015 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$10,695	$42	$(73)	$10,664
Mortgage-backed securities - GSE residential	21,813	40	(212)	21,641
Total available for sale	$32,508	$82	$(285)	$32,305

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal Bonds	$13,053	$97	$(103)	$13,047
Mortgage-backed securities – GSE residential	29,658	120	(286)	29,492
Total available for sale	$42,711	$217	$(389)	$42,539

The amortized cost and fair value of securities available for sale at September 30, 2015 (unaudited) and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015 (Unaudited)		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$—	$—	$—	$—
Five to ten years	3,374	3,386	4,949	4,943
After ten years	7,321	7,278	8,104	8,104
	10,695	10,664	13,053	13,047
Mortgage-backed securities - GSE residential	21,813	21,641	29,658	29,492
Totals	$32,508	$32,305	$42,711	$42,539

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1,223,000 at September 30, 2015 (unaudited). Securities pledged at December 31, 2014 were $1,410,000.

Activities related to the sales of securities available for sale for the three and nine months ended September 30, 2015 (unaudited) and 2014 (unaudited) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Proceeds from sales of available-for sale securities	$3,010	$—	$6,018	$9,888
Gross gains on sales	51	—	82	146
Gross losses on sales	46	—	53	40

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2015 (unaudited) and December 31, 2014 was $21,278,000 and $27,316,000, which is approximately 66% and 64% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at September 30, 2015 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$5,454	$(57)	$905	$(16)	$6,359	$(73)
Mortgage-backed securities - GSE residential	4,457	(48)	10,462	(164)	14,919	(212)
	$9,911	$(105)	$11,367	$(180)	$21,278	$(285)

Securities with unrealized losses at December 31, 2014 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal	$1,521	$(8)	$6,352	$(95)	$7,873	$(103)
Mortgage-backed securities – GSE residential	1,325	(12)	18,118	(274)	19,443	(286)
	$2,846	$(20)	$24,470	$(369)	$27,316	$(389)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

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

Categories of loans include:

	(Unaudited)
	September 30,	December 31,
	2015	2014
	(In Thousands)
Commercial	$14,356	$10,280
Real estate loans
Residential	59,911	61,886
Commercial and multi-family	48,416	39,492
Construction	1,930	4,365
Second mortgages and equity lines of credit	5,391	4,625
Consumer loans
Indirect	70,362	60,094
Other	15,266	13,516
	215,632	194,258
Less
Net deferred loan fees, premiums and discounts	115	119
Allowance for loan losses	2,127	1,944

Total loans	$213,390	$192,195

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2015 (unaudited) and 2014 (unaudited).

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2015
Balance, beginning of period	$8	$417	$724	$1	$8	$943	$2,101
Provision for losses	114	22	39	1	4	182	362
Recoveries on loans	—	(5)	—	—	—	23	18
Loans charged off	(75)	(49)	(53)	—	—	(177)	(354)

Balance, end of period	$47	$385	$710	$2	$12	$971	$2,127

Nine Months Ended September 30, 2015:
Balance, beginning of period	$29	$447	$694	$2	$14	$758	$1,944
Provision for losses	93	(2)	69	—	(2)	834	992
Recoveries on loans	—	16	—	—	—	72	88
Loans charged off	(75)	(76)	(53)	—	—	(693)	(897)

Balance, end of period	$47	$385	$710	$2	$12	$971	$2,127

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2014
Balance, beginning of period	$28	$449	$1,080	$—	$36	$689	$2,282
Provision for losses	(2)	174	(6)	—	(18)	195	343
Recoveries on loans	—	19	—	—	—	—	19
Loans charged off	—	(171)	—	—	—	(150)	(321)

Balance, end of period	$26	$471	$1,074	$—	$18	$734	$2,323

Nine Months Ended September 30, 2014:
Balance, beginning of period	$36	$433	$1,238	$—	$35	$656	$2,398
Provision for losses	(10)	576	169	—	(17)	494	1,212
Recoveries on loans	—	24	—	—	—	48	72
Loans charged off	—	(562)	(333)	—	—	(464)	(1,359)

Balance, end of period	$26	$471	$1,074	$—	$18	$734	$2,323

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2015 (unaudited) and December 31, 2014:

	(Unaudited)
	September 30, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$47	$385	$710	$2	$12	$971	$2,127
Individually evaluated for impairment	—	—	357	—	—	—	357
Collectivity evaluated for impairment	47	385	353	2	12	971	1,770

Loans:
Ending balance	14,356	59,911	48,416	1,930	5,391	85,628	215,632
Individually evaluated for impairment	—	—	3,058	—	—	—	3,058
Collectivity evaluated for impairment	14,356	59,911	45,358	1,930	5,391	85,628	212,574

	December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$29	$447	$694	$2	$14	$758	$1,944
Individually evaluated for impairment	—	—	597	—	—	—	597
Collectivity evaluated for impairment	29	447	97	2	14	758	1,347

Loans:
Ending balance	10,280	61,886	39,492	4,365	4,625	73,610	194,258
Individually evaluated for impairment	—	—	3,100	—	—	—	3,100
Collectivity evaluated for impairment	10,280	61,886	36,392	4,365	4,625	73,610	191,158

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2015 (unaudited) and December 31, 2014:

	(Unaudited)
	September 30, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$14,206	$59,895	$40,271	$1,930	$5,391	$85,628	$207,321
Watch	150	16	1,318	—	—	—	1,484
Special Mention	—	—	3,127	—	—	—	3,127
Substandard	—	—	3,001	—	—	—	3,001
Doubtful	—	—	699	—	—	—	699
Loss	—	—	—	—	—	—	—
Total	$14,356	$59,911	$48,416	$1,930	$5,391	$85,628	$215,632

	December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$10,205	$61,869	$32,538	$4,365	$4,625	$73,610	$187,212
Watch	75	17	––	—	—	—	92
Special Mention	––	––	3,731	—	––	—	3,731
Substandard	––	––	2,523	—	—	––	2,523
Doubtful	––	—	700	—	—	—	700
Loss	—	—	—	—	––	—	––
Total	$10,280	$61,886	$39,492	$4,365	$4,625	$73,610	$194,258

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during 2014 or 2015.

The following table presents the Bank’s loan portfolio aging analysis as of September 30, 2015 (unaudited) and December 31, 2014:

	(Unaudited)
	September 30, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$3	$307	$117	$—	$6	$919	$1,352
60-89 days past due	21	—	—	—	—	257	278
Greater than 90 days and accruing	—	64	—	—	—	742	806
Nonaccrual	—	533	3,058	—	30	—	3,621
Total past due and nonaccrual	24	904	3,175	—	36	1,918	6,057
Current	14,332	59,007	45,241	1,930	5,355	83,710	209,575

Total	$14,356	$59,911	$48,416	$1,930	$5,391	$85,628	$215,632

	December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$––	$111	$—	$––	$18	$1,014	$1,143
60-89 days past due	—	236	––	—	––	388	624
Greater than 90 days and accruing	—	73	150	—	21	795	1,039
Nonaccrual	—	762	825	—	—	—	1,587
Total past due and nonaccrual	––	1,182	975	––	39	2,197	4,393
Current	10,280	60,704	38,517	4,365	4,586	71,413	189,865

Total	$10,280	$61,886	$39,492	$4,365	$4,625	$73,610	$194,258

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2015 (unaudited) and December 31, 2014:

	(Unaudited)
	September 30, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$-	$-	$821	$-	$-	$-	$821
Unpaid principal balance	-	-	1,384	-	-	-	1,384
Impaired loans with a specific allowance:							-
Recorded investment	-	-	2,237	-	-	-	2,237
Unpaid principal balance	-	-	2,275	-	-	-	2,275
Specific allowance	-	-	357	-	-	-	357
Total impaired loans:							-
Recorded investment	-	-	3,058	-	-	-	3,058
Unpaid principal balance	-	-	3,659	-	-	-	3,659
Specific allowance	-	-	357	-	-	-	357

	December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$-	$-	$825	$-	$-	$-	$825
Unpaid principal balance	-	-	1,812	-	-	-	1,812
Impaired loans with a specific allowance:							-
Recorded investment	-	-	2,275	-	-	-	2,275
Unpaid principal balance	-	-	2,275	-	-	-	2,275
Specific allowance	-	-	597	-	-	-	597
Total impaired loans:							-
Recorded investment	-	-	3,100	-	-	-	3,100
Unpaid principal balance	-	-	4,087	-	-	-	4,087
Specific allowance	-	-	597	-	-	-	597

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 (unaudited) and 2014 (unaudited):

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2015:

Total impaired loan:
Average recorded investment	$—	$—	$3,079	$—	$—	$—	$3,079
Interest income recognized	—	—	—	—	—	—	—
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Nine Months Ended September 30, 2015:

Total impaired loan:
Average recorded investment	$—	$—	$3,089	$—	$—	$—	$3,089
Interest income recognized	—	—	36	—	—	—	36
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2014:

Total impaired loan:
Average recorded investment	$—	$—	$3,841	$—	$—	$27	$3,868
Interest income recognized	—	—	32	—	—	—	32
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Nine Months Ended September 30, 2014:

Total impaired loan:
Average recorded investment	$—	$—	$4,069	$—	$—	$31	$4,100
Interest income recognized	—	—	95	—	—	—	95
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

During the three and nine months ended September 30, 2015 (unaudited) and 2014 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three and nine months ended September 30, 2015 (unaudited) and 2014 (unaudited).

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At September 30, 2015 (unaudited) and December 31, 2014, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:

		(Unaudited)
		September 30, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$10,664	$—	$10,664	$—
Mortgage-backed securities - GSE residential	21,641	—	21,641	—
Mortgage-servicing rights	606	—	—	606

		December 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$13,047	$—	$13,047	$—
Mortgage-backed securities - GSE residential	29,492	—	29,492	—
Mortgage-servicing rights	549	—	—	549

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited)
	Mortgage-Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In Thousands)
Balances, beginning of period	$560	$564	$549	$578
Total unrealized gains (losses) included in net income	21	—	18	(24)
Additions (rights recorded on sale of loans)	41	20	99	65
Settlements (payments)	(16)	(24)	(60)	(59)
Balances, end of period	$606	$560	$606	$560

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

	(Unaudited)
	September 30, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$1,880	$—	$—	$1,880

		December 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$825	$—	$—	$825

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$1,880	Comparative sales based on independent appraisals	Marketability Discount	20.0%

Mortgage-servicing rights	$606	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.2% - 6.1% (5.8%) 9.3% - 13.6% (12.3%) 2.7 – 3.9 (3.7)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$825	Comparative sales based on independent appraisals	Marketability Discount	25.0% - 35.0% (30.0%)

Mortgage-servicing rights	$549	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -6.1% (5.8%) 8.3% - 15.6% (13.0%) 3.0 – 3.7 (3.6)

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2015 (unaudited) and December 31, 2014.

	(Unaudited)
	September 30, 2015
		Fair Value
	Carrying Amount	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$13,482	$13,482	$-	$-
Loan held for sale	938	-	938	-
Loans, net	213,390	-	-	215,718
Federal Home Loan Bank stock	1,323	-	1,323	-
Interest receivable	956	-	956	-
Financial liabilities
Deposits	214,011	108,514	106,221	-
Federal Home Loan Bank advances	29,000	-	28,961	-
Interest payable	79	-	79	-

	December 31, 2014
		Fair Value
	Carrying Amount	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$9,862	$9,862	$-	$-
Loan held for sale	50	-	50	-
Loans, net	192,195	-	-	195,657
Federal Home Loan Bank stock	1,497	-	1,497	-
Interest receivable	1,030	-	1,030	-
Financial liabilities
Deposits	203,730	105,772	98,378	-
Federal Home Loan Bank advances	24,000	-	23,930	-
Interest payable	65	-	65	-

NOTE 7: Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

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

	(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net Income	$482	$417	$1,309	$1,012
Allocated to participating securities	(14)	(15)	(44)	(41)
Net income allocated to common stockholders	$468	$402	$1,265	$971

Weighted average common shares outstanding, gross	1,258,395	1,377,226	1,283,198	1,378,716
Less: Average unearned ESOP shares and participating securities	(125,613)	(142,425)	(133,990)	(150,802)
Weighted average common shares outstanding, net	1,132,782	1,234,801	1,149,208	1,227,914
Effect of diluted based awards	10,668	—	6,537	—
Weighted average shares and common stock equivalents	1,143,450	1,234,801	1,155,745	1,227,914

Income per common share:
Basic	$0.41	$0.33	$1.10	$0.79
Diluted	$0.41	$0.33	$1.09	$0.79

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	2,500	125,300	2,500	125,300

NOTE 9: Reclassifications

Certain reclassifications have been made to the 2014 condensed consolidated financial statements to conform to the September 30, 2015 presentation.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the three and nine months ended September 30, 2015 was $71,000 and $212,000. For the three and nine months ended September 30, 2014 was $71,000 and $211,000.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2015	125,300	$18.75	8.5
Granted	2,500	$20.00	9.3
Exercised	(2,250)	$18.75	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at September 30, 2015	125,550	$18.77	7.8

Exercisable options outstanding at September 30, 2015	47,870	$18.75	7.8

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2014	125,300	$18.75	9.5
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at September 30, 2014	125,300	$18.75	8.8

Exercisable options outstanding at September 30, 2014	25,060	$18.75	8.8

At September 30, 2015 and December 31, 2014 the Company had $200,000 and $247,000 of unrecognized compensation expense related to stock options. Exercisable options vested in the nine months ended September 30, 2015 and 2014 were 25,060, and 25,060, respectively. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the three and nine months ended September 30, 2015 and 2014 were $18,000, $55,000, $18,000 and $54,000 respectively. The aggregate grant date fair value of the stock option granted in 2015 was $7,000. The total intrinsic value of options as of September 30, 2015 and September 30, 2014 was $474,000 and $125,000, respectively. The total intrinsic value of exercisable options as of September 30, 2015 and 2014 was $182,000 and $25,000 respectively. The total intrinsic value of the options exercised during the three and nine months ended September 30, 2015 and 2014 was $9,000, $9,000, $0 and $0.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2015	44,832	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at September 30, 2015	33,624	$18.75

As of September 30, 2015 and September 30, 2014, the Company had $570,000 and $780,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and nine months ended September 30, 2015, and 2014 was, $53,000, $157,000, $53,000 and $157,000, respectively.

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

ESOP expense for the three and nine months ended September 30, 2015 was $31,000 and $89,000. For the three and nine months ended September 30, 2014 was $28,000 and $79,000.

	September 30,
	2015	2014
Allocated shares	16,812	11,208
Unreleased shares	95,268	100,872
Total ESOP shares	112,080	112,080

Fair value of unreleased shares at September 30 (in thousands)	$2,148	$1,992

At September 30, 2015 and 2014 the fair value of the 16,812 and 11,208 allocated shares held by the ESOP was $379,000 and $221,000, respectively.

NOTE 12: Subsequent Events

On November 5, 2015, the Company announced an extension of its repurchase program to repurchase up to an additional 130,000 shares.  On November 9, 2015 the Company repurchased 130,000 shares of its common stock at an average price of $22.82 per share for an aggregate repurchase amount of $2,966,600.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10- Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2015.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets increased $15.1 million, or 5.8%, to $274.5 million at September 30, 2015 from $259.4 million at December 31, 2014. The increase was the result of increases in net loans of $21.2 million, and in cash and cash equivalents of $3.6 million, offset by a decrease in investment securities available for sale of $10.2 million.

Net loans including loans held for sale increased $22.1 million, or 11.5%, to $214.3 million at September 30, 2015 from $192.2 million at December 31, 2014, due to increases in commercial real estate and multi-family loans of $8.9 million, commercial loans of $4.1 million and indirect consumer loans of $10.3 million. These increases were offset by a decrease in construction loans of $2.4 million to $1.9 million at September 30, 2015. Total non-performing loans increased $1.8 million to $4.4 million at September 30, 2015 from $2.6 million at December 31, 2014, due to a $2.3 million commercial loan placed on nonaccrual during 2015. This loan had been identified previously as an impaired loan with a specific reserve allocated. This commercial loan is current, however, the coverage ratio has declined warranting the change in status.

Total cash and cash equivalents increased $3.6 million, or 36.7%, to $13.5 million at September 30, 2015 from $9.9 million at December 31, 2014. The increase in total cash and cash equivalents reflected normal fluctuations in balances for operations.

Securities classified as available for sale decreased $10.2 million, or 24.1%, to $32.3 million at September 30, 2015 from $42.5 million at December 31, 2014. The decrease was due to a $6.0 million sale of investment securities of which the proceeds were used to fund year-to-date loan growth. At September 30, 2015, securities classified as available for sale consisted of mortgage-backed securities and municipal obligations.

Deposits increased $10.3 million, or 5.0%, to $214.0 million at September 30, 2015 from $203.7 million at December 31, 2014. Non-interest bearing checking accounts increased $3.1 million, savings accounts increased $1.7 million and certificates of deposit increased $7.6 million. These increases were offset by a decrease of $229,000 in interest-bearing accounts and $1.9 million in money market accounts.

Federal Home Loan Bank advances increased $5.0 million to $29.0 million at September 30, 2015 from $24.0 million at December 31, 2014. These advances were used to fund loan growth.

Total equity decreased $170,000 to $30.3 million at September 30, 2015 from $30.4 million at December 31, 2014. The decrease was primarily a result of share repurchases totaling $1.5 million and aggregate cash dividends paid during the period of $216,000 offset in part by net income of $1.3 million for the period and stock based compensation expense and ESOP shares earned of $301,000.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. We recorded net income of $482,000 for the quarter ended September 30, 2015 compared to net income of $417,000 for the quarter ended September 30, 2014. The increase to net income resulted primarily from an increase in interest income of $236,000, offset by increases in interest expense of $65,000 and other expenses of $71,000.

Interest Income. Interest income increased $236,000, or 7.8%, to $3.3 million for the quarter ended September 30, 2015 from $3.0 million for the quarter ended September 30, 2014. The average balance of total interest-earning assets increased $19.0 million, or 7.8%, to $265.7 million for the quarter ended September 30, 2015 from $246.7 million for the quarter ended September 30, 2014. The average yield on interest-earning assets increased 1 basis point to 4.87% for the 2015 period from 4.86% for the 2014 period.

Interest income on loans increased $312,000, or 11.2%, to $3.08 million for the quarter ended September 30, 2015 from $2.77 million for the quarter ended September 30, 2014, as the increase in the average balance of loans was offset by a decrease in the average yield on our loans. The average balance of net loans increased $26.2 million, or 13.9%, to $215.1 million for the quarter ended September 30, 2015 from $188.9 million for the quarter ended September 30, 2014. However, the average yield on our loan portfolio decreased 13 basis points to 5.69% for the quarter ended September 30, 2015 from 5.82% for the quarter ended September 30, 2014, reflecting the lower market interest rate environment.

Interest income on investment securities decreased $76,000 to $158,000 for the 2015 quarter from $234,000 for the 2014 quarter. The average balance of our securities available for sale decreased $14.8 million, or 30.2%, to $34.2 million for the quarter ended September 30, 2015 from $48.9 million for the quarter ended September 30, 2014, as management deployed funds from sales of securities to fund loans. The average yield on our securities portfolio decreased 7 basis points, to 1.83% for the quarter ended September 30, 2015 from 1.90% for the quarter ended September 30, 2014.

Interest Expense. Interest expense increased $65,000, or 16.4%, to $462,000 for the quarter ended September 30, 2015 from $397,000 for the quarter ended September 30, 2014. The average rate paid on deposits increased 4 basis points to 0.70% for the quarter ended September 30, 2015 from 0.66% for the quarter ended September 30, 2014, as the average balance of savings accounts, and certificate of deposits increased, and average balance of demand accounts decreased. The average balance of interest-bearing deposits increased $12.0 million, or 6.7%, to $192.9 million for the quarter ended September 30, 2015 from $180.9 million for the quarter ended September 30, 2014. The increase in average balance of interest bearing accounts included $11.8 million in certificates of deposits and $1.3 million in savings accounts offset by decreases in interest-bearing checking accounts of $37,000 and money market deposit accounts by $1.0 million.

The average balance of our certificates of deposit increased $11.8 million, or 12.5%, to $105.5 million for the quarter ended September 30, 2015, from $93.7 million for the quarter ended September 30, 2014, as the Bank utilized Financials Institution certificates of deposit to fund loan growth for the period. There was also an increase of 5 basis points on the average rate paid of 1.08% in the 2015 quarter from 1.03% in the 2014 quarter, resulting in an increase of $44,000 to interest expense on certificates of deposit period to period. Checking, money market and savings accounts interest expense decreased a total of $2,000 to $54,000 for the quarter ending September 30, 2015 from $56,000 for the quarter ending September 30, 2014.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $24,000, or 24.2%, to $121,000 for the quarter ended September 30, 2015.

Net Interest Income. Net interest income increased $171,000, or 6.5%, to $2.80 million for the quarter ended September 30, 2015 from $2.63 million for the quarter ended September 30, 2014. Our net interest rate spread decreased to 4.04% from 4.11%, and our net interest margin decreased to 4.21% from 4.26% quarter to quarter.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $362,000 for the quarter ended September 30, 2015, an increase of $19,000 from $343,000 allocated for the quarter ended September 30, 2014. The allowance for loan losses was $2.1 million, or .99% of total loans, at September 30, 2015, compared to $2.3 million, or 1.22% of total loans, at September 30, 2014. The decrease in the allowance for loan losses to total loans was primarily due to the decrease of $598,000 in specific reserves required at September 30, 2015 as compared to September 30, 2014, the decrease was due impart to the partial charge off of a large commercial credit and changes to other specific reserve as needed based on management’s analysis of current information. At September 30, 2015, non-performing loans including troubled debt restructurings, totaled $4.4 million, or 2.05% of total loans, as compared to $2.5 million, or 1.32% of total loans, at September 30, 2014. During the second quarter of 2015, a $2.3 million loan previously identified as a troubled debt restructured credit was placed on nonaccrual due to changes in circumstance noted during the second quarter of 2015. While this loan remains current, the placement of this loan on nonaccrual has decreased our coverage ratio (allowance for loan losses to non-performing loans) from 92.15% at September 30, 2014 to 48.05% at September 30, 2015. This loan was classified as impaired at both September 30, 2015 and 2014 and appropriate reserves have been recorded. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2015 and 2014.

Other Income. Noninterest income increased $42,000, or 11.6%, to $409,000 for the quarter ended September 30, 2015 from $367,000 for the quarter ended September 30, 2014. The increase was primarily due to an increase in loan servicing income of $29,000 and gain on sale of other assets of $14,000. The increase in loan servicing income was due primarily to changes in the valuation of mortgage servicing rights.

Other Expense. Other expense increased $71,000, or 3.5%, to $2.10 million for the quarter ended September 30, 2015 from $2.03 million for the quarter ended September 30, 2014. Notable changes include increases in salaries and employee benefits of $33,000, and $34,000 of other expenses primarily composed of: office supplies of $13,000, software expense of $10,000, and dues and subscriptions of $11,000, partially offset by decreases in delux check fees of $8,000 and service bureau expense of $6,000. Salaries and employee benefits increased due to normal cost of living adjustments, increased medical insurance premiums. Office supplies increased due to increased volume in our item processing department. Software expense and dues and subscriptions increased due to new software and licensing to increase efficiencies in our loan origination process.

Income Tax Expense. We recorded a $265,000 income tax expense for the quarter ended September 30, 2015 compared to a $208,000 income tax expense for the 2014 period, reflecting income of $747,000 before income tax expense during the 2015 quarter versus income before income tax expense of $624,000 for the quarter ended September 30, 2014. Our effective tax rate was 35.4% for the quarter ended September 30, 2015 compared to 33.3% for the quarter ended September 30, 2014.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General. Net income increased to $1.31 million for the nine months ended September 30, 2015 compared to net income of $1.01 million for the nine months ended September 30, 2014. The increase in net income was due primarily to an increase in interest income and a decrease in the provision for loan losses, partially offset by increases in the total other expense and income tax expense.

Interest Income. Interest income increased $708,000, or 8.0%, to $9.54 million for the nine months ended September 30, 2015 from $8.83 million for the nine months ended September 30, 2014. The average balance of total interest-earning assets increased $9.7 million, or 3.9%, to $255.4 million for the nine months ended September 30, 2015 from $245.7 million for the nine months ended September 30, 2014, and the rate earned on these assets also increased to 4.99% for the period ended September 30, 2015 from 4.80% for the period ended September 30, 2014.

Interest income and fees on loans increased $994,000, or 12.5%, to $9.0 million for the nine months ended September 30, 2015 from $8.0 million for the nine months ended September 30, 2014, as the increase in the average balance of loans was partially offset by a decrease in the average yield on loans. The average balance of loans increased $26.2 million, or 14.4%, to $207.8 million for the nine months ended September 30, 2015 from $181.6 million for the nine months ended September 30, 2014. However, the average yield on the loan portfolio decreased 10 basis points to 5.76% for the nine months ended September 30, 2015 from 5.86% for the nine months ended September 30, 2014, reflecting the lower market interest rate environment.

Interest income on investment securities decreased $276,000, or 34.1%, to $533,000 for the nine months ended September 30, 2015 from $809,000 for the nine months ended September 30, 2014. The decrease resulted primarily from a decrease in the average balance of securities available for sale, which decreased $17.2 million, or 31.0%, to $38.2 million for the nine months ended September 30, 2015 from $55.4 million for the 2014 period. The average yield on the securities portfolio decreased to 1.86% for the nine months ended September 30, 2015 from 1.95% for the nine months ended September 30, 2014, resulting from lower market interest rates.

Interest Expense. Interest expense increased $65,000, or 5.3%, to $1.28 million for the nine months ended September 30, 2015 from $1.21 million for the nine months ended September 30, 2014, as both the cost of deposits and the average balance of deposits increased. The average rate paid on deposits decreased 1 basis points to 0.66% for the nine months ended September 30, 2015 from 0.67% for nine months ended September 30, 2014. The average balance of interest-bearing deposits increased $6.2 million, or 3.4%, to $188.3 million for the nine months ended September 30, 2015 from $182.1 million for the nine months ended September 30, 2014. The increase in the average balance of our deposits resulted from increases in interest bearing checking and money market accounts of $157,000 savings of $1.2 million and certificate of deposits of $4.8 million. In addition, the interest expense of total deposits increased $24,000 to $935,000 from $911,000 for the nine months ended September 30, 2015 and 2014, respectively.

The average balance of our certificates of deposit increased $4.8 million, or 5.0%, to $100.0 million for the nine months ended September 30, 2015, from $95.2 million for the nine months ended September 30, 2014. The Bank utilized Financial Institution certificates of deposit to fund loan growth for the period. Interest expense on certificates of deposits increased $20,000 or 2.7% to $769,000 for the quarter ended September 30, 2015 from $749,000 for the year-earlier period. The rate paid on certificate of deposits decreased 2 basis points to 1.03% for the 2015 period from 1.05% for the 2014 period, resulting from lower market interest rates.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $41,000 or 13.6%, to $345,000 for the nine months ended September 30, 2015, reflecting an increase of 5 basis points in the rate paid to 1.54% for period ending September 30, 2015 from 1.49% for the period ending September 30, 2014.

Net Interest Income. Net interest income increased $643,000, or 8.4%, to $8.26 million for the nine months ended September 30, 2015 from $7.61 million for the nine months ended September 30, 2014. Our net interest rate spread increased to 4.21% for the nine months ended September 30, 2015 from 4.02% for the nine months ended September 30, 2014, and net interest margin increased to 4.31% for the nine months ended September 30, 2015 from 4.13% for nine months ended September 30, 2014.

Provision for Loan Losses. A provision for loan losses of $992,000 was recorded for the nine months ended September 30, 2015 and $1.21 million for the nine months ended September 30, 2014. The allowance for loan losses was $2.1 million, or .99% of total loans, at September 30, 2015, compared to $2.3 million, or 1.22% of total loans, at September 30, 2014. Total nonperforming loans were $4.4 million at September 30, 2015, compared with $2.5 million at September 30, 2014.

The allowance for loan losses as a percentage of non-performing loans decreased to 48.05% at September 30, 2015 from 92.15% at September 30, 2014. The decrease in the allowance for loan losses was primarily due to the decrease of $598,000 in specific reserves required at September 30, 2015 as compared to September 30, 2014, the decrease was due impart to the partial charge off of a large commercial credit and changes to other specific reserves as needed based on management’s analysis of current information. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2015.

Other Income. Noninterest income decreased $23,000, or 2.0%, to $1.12 million for the nine months ended September 30, 2015 from $1.14 million for the nine months ended September 30, 2014. The decrease was primarily due to a decrease in gains on sales of available for sale securities of $76,000 for the period ending September 30, 2015 to $30,000, from $106,000 for the period ending September 30, 2014, offset by increases to loan servicing income of $39,000 and gain on sale of other assets of $23,000. Gains on sales of available for sale securities decreased due to management’s decision to retain current securities and hold newly originated 1-4 family fixed rate mortgages in the Bank’s portfolio then to sell them in the secondary market.

Other Expense. Other expense increased $310,000, or 5.1%, to $6.36 million for the nine months ended September 30, 2015 from $6.05 million for the nine months ended September 30, 2014. Salaries and employee benefits increased $174,000 to $3.59 million for the 2015 period from $3.42 million for the 2014 period as a result of increased normal cost of living adjustments, increased medical insurance premiums and contributions. Other expenses increased primarily due to increased SBA fees, FHLMC fees and dues and subscriptions.

Income Tax Expense. A $719,000 income tax expense was recorded for the nine months ended September 30, 2015 compared to a $486,000 income tax expense for the 2013 period, reflecting income of $2.03 million before income tax expense for the nine months ended September 30, 2015, compared to income before income tax expense of $1.50 million for the nine months ended September 30, 2014. Our effective tax rate was 35.4% for the nine months ended September 30, 2015, compared to 32.5% for the nine months ended September 30, 2014.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.0 million and $4.1 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $11.9 million and $4.5 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $13.5 million and $888,000 for the nine months ended September 30, 2015 and 2014.

At September 30, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $28.4 million, or 10.6% of adjusted total assets, which is above the required level of $10.7 million, or 4%; and total risk-based capital of $30.6 million, or 14.6% of risk-weighted assets, which is above the required level of $16.8 million, or 8%. Accordingly West End Bank, S.B. was categorized as well capitalized at September 30, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2015, we had outstanding commitments to originate loans of $19.1 million and stand-by letters of credit of $1.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2015 totaled $39.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	13,000	$22.23	―	17,058
August 1, 2015 through August 31, 2015	―	―	―	17,058
September 1 , 2015 through September 30, 2015	―	―	―	17,058

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: November 13, 2015	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: November 13, 2015	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

