Form 10-K
period 2015-12-31
West End Indiana Bancshares, Inc.
filed 2016-03-30
CIK 1523854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2015.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015 ($18.50) was approximately $21.7 million.

As of March 30, 2016, there were 1,050,328 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant (Part III).

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

West End Bank, S.B.

West End Bank, S.B. is an Indiana-chartered savings bank headquartered in Richmond, Indiana. West End Bank, S.B. was organized in 1894 under the name West End Building and Loan Association and has operated continuously in Richmond, Indiana since its founding. We reorganized into the mutual holding company structure in 2007 by forming West End Bank, MHC; and completed our mutual to stock conversion in January 2012, thereby becoming the wholly owned subsidiary of West End Indiana Bancshares, Inc. At December 31, 2015, we had total assets of $271.0 million, net loans of $218.0 million, total deposits of $215.3 million and equity of $27.4 million.

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

The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support for the area economy. The population of Wayne County decreased slightly from 68,917 in 2010 to 67,671 in 2014 (based on the most current information provided by Stats Indiana). Our lack of population growth and our general market conditions may limit our ability to grow our assets and liabilities at a rapid rate. To counter this, in addition to our traditional means of advertising and marketing, we have employed advertising through social media and search engine optimization. Additionally, our school branch initiative enhances our ability to attract smaller deposit relationships, nurture them and in turn grow our brand awareness with a younger generation of potential customers. Additionally we believe that our Business Links program highlights our ability to offer a superior suite of products, services and customer service to small and mid-sized companies in our market area.

Wayne and Union Counties’ and Indiana’s annual unemployment rates were 6.7%, 5.6% and 5.9%, respectively, as compared to a U.S. unemployment rate of 6.2% (annual average, not seasonally adjusted). According to Stats Indiana, 2014 per capita personal incomes for Wayne and Union Counties were $34,801 and $32,933, respectively, and 2014 median household incomes for these counties were $40,929 and $47,410 compared to 2014 per capita income for the state of Indiana and the United States of $39,578 and $46,129 respectively, and 2014 median household incomes of $49,384 and $53,657, respectively.

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large regional banks, community banks and credit unions. As of June 30, 2015, based on the most recent available FDIC data, our market share of deposits represented 15.86% and 29.33% of FDIC-insured deposits in Wayne and Union Counties, Indiana, respectively.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$60,968	27.67%	$61,886	31.86%	$60,960	35.06%	$56,145	34.72%	$56,868	36.44%
Commercial and multi-family	47,721	21.66	39,492	20.33	35,915	20.66	34,048	21.06	30,295	19.41
Construction	3,475	1.58	4,365	2.25	1,475	0.85	2,483	1.54	2,786	1.78
Second mortgages and equity lines of credit	5,521	2.51	4,625	2.38	4,372	2.51	4,114	2.54	4,562	2.92
Consumer loans:
Indirect	73,166	33.21	60,094	30.93	50,829	29.23	46,930	29.03	44,324	28.40
Other	15,390	6.98	13,516	6.96	11,208	6.45	9,464	5.85	8,218	5.27
Commercial business	14,076	6.39	10,280	5.29	9,114	5.24	8,505	5.26	9,017	5.78
	220,317	100.00%	194,258	100.00%	173,873	100.00%	161,689	100.00%	156,070	100.00%
Less:
Net deferred loan fees, premiums and discounts	115		119		122		105		108
Allowance for losses	2,193		1,944		2,398		2,013		1,904
Total loans	$218,009		$192,195		$171,353		$159,571		$154,058

(1)	At December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012, and December 31, 2011 included non-owner occupied loans of $11.6 million, $12.8 million, $11.0 million, $11.9 million, $13.1 million, respectively.

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2015	One- to Four- Family	Second Mortgage and Lines of Credit	Commercial and Multi-Family Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$1,249	$1,035	$3,155	$1,692	$5,701	$1,927	$14,759
More than one to two years	382	345	4,782	––	2,614	5,698	13,821
More than two to three years	1,070	573	2,257	––	734	13,232	17,866
More than three to five years	470	1,256	6,678	198	2,299	43,284	54,185
More than five to ten years	4,957	2,051	7,400	19	2,251	21,847	38,525
More than ten to fifteen years	12,386	261	17,358	679	242	2,245	33,171
More than fifteen years	40,454	––	6,091	887	235	323	47,990
Total	$60,968	$5,521	$47,721	$3,475	$14,076	$88,556	$220,317

The following table sets forth our fixed and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$42,921	$16,798	$59,719
Commercial and multi-family	23,452	21,114	44,566
Construction	1,584	199	1,783
Second mortgages and equity lines of credit	2,645	1,841	4,486
Consumer Loans & Other	86,629	-	86,629
Commerical Business	5,503	2,872	8,375
Total loans	$162,734	$42,824	$205,558

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of West End Bank, S.B.’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2015, our largest credit relationship totaled $4.0 million and was secured by commercial real estate and was performing in accordance with its repayment terms at this date. Our second largest relationship at this date was a $3.3 million loan secured primarily by student housing and accounts/notes receivable and inventory. At December 31, 2015, this loan was performing in accordance with its repayment terms.

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

Our President and Chief Executive Officer has approval authority of up to $750,000 for one- to four-family residential real estate loans, commercial and multi-family loans and commercial business loans, and up to $100,000 for unsecured consumer loans. Our Senior Vice President and Credit Manager has approval authority of up to $250,000 for one- to four-family residential real estate loans, commercial and multi-family loans and commercial business loans, and up to $25,000 for unsecured consumer loans. Loans above the amounts authorized to our President and Chief Executive Officer require approval by the Loan Committee, which consists of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, and three outside board members, which may approve loans of up to $1,500,000. These approvals are reported at the next board meeting following approval. Aggregate credit exposure in excess of $1,500,000 must be approved by a majority of the full Board of Directors.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the improved property is determined to be in a flood zone area.

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2015, $61.0 million, or 27.7% of our total loan portfolio, consisted of loans secured by one- to four-family real estate.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2015, 75.0% of our one- to four-family residential real estate loans were fixed-rate loans, and 25.0% of such loans were adjustable-rate loans.

At December 31, 2015, $11.6 million, or 19.0% of our total one- to four-family residential real estate loans were secured by non-owner occupied properties. Generally, we require personal guarantees from the borrowers on these properties and will not make loans in excess of 80% loan to value on non-owner- occupied properties. However, we recognize that there is a greater credit risk inherent in non-owner- occupied properties, than in owner-occupied properties since, like commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. The amount of our non-owner-occupied one- to of our-family residential real estate loans has decreased from $13.1 million at December 31, 2011 to $11.6 million at December 31, 2015 and, subject to market conditions, we expect to continue to deemphasize these types of loans in the future.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2015 was generally $417,000 for single-family homes in our market area. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” The majority of our one- to four-family residential real estate loans are secured by properties located in our market area.

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

At December 31, 2015, the balance of real estate owned included $109,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we have increased our commercial and multi-family real estate loans in recent years. At December 31, 2015, we had $47.7 million in commercial and multi-family real estate loans, representing 21.7% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we intend to continue to focus on this kind of lending, and may increase our loan activity for these types of loans in western Ohio.

Most of our commercial and multi-family real estate loans have fixed-rate terms of up to five years with amortization terms of 25 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

Set forth below is information regarding our commercial and multi-family real estate loans at December 31, 2015.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Retail	14	$2,369
Office	13	1,434
Industrial	5	1,286
Mixed use	8	1,612
Church	11	3,948
Real estate investors/lessors	60	8,440
Student housing	10	9,820
Recreation/entertainment	6	1,750
Commercial development	8	7,436
Auto sales/repair	11	2,080
Restaurant/fast food	10	2,471
Hotel	2	894
Other	15	4,181
Total	173	$47,721

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

Indirect Consumer Lending. As part of our effort to enhance our net interest margin and the interest rate risk sensitivity of our loan portfolio, we originate indirect automobile loans, including on a selective basis, recreational vehicle and boat loans. Indirect consumer loans totaled $73.2 million at December 31, 2015, or 33.2% of our total loan portfolio.

We acquire and underwrite our indirect automobile loans from approximately 35 dealers located primarily in our market area under a tiered-rate structure providing for a dealer reserve premium. The aggregate principal balance of our automobile loan portfolio as of December 31, 2015 was secured primarily by late-model used automobiles. The weighted average current term to maturity of our automobile loan portfolio at December 31, 2015 was 5 years and 7 month.

At December 31, 2015 the average credit score for borrowers of our indirect loans that were originated since May 2008 was 675, and the weighted average rate of these loans was 6.68%. At December 31, 2015, $22.2 million, or 30.2% of our total indirect loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a less credit-worthy borrower).

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

Direct Consumer Lending. Our direct consumer loans, including unsecured loans, totaled $15.4 million or 7.0% of our total loan portfolio, at December 31, 2015 and consisted principally of loans secured by a wide variety of collateral, including certificates of deposit and marketable securities. Unsecured consumer loans included in the above amount totaled $345,000 or 0.16% of our total loan portfolio. These loans have either a fixed-rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime rate of interest as reported in The Wall Street Journal.

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

At December 31, 2015, the average loan balance of our outstanding home equity lines of credit was $20,000 and the largest outstanding balance of any such loan was $127,000. This loan was performing in accordance with its repayment terms at December 31, 2015.

We have deemphasized second mortgage loans and home equity lines of credit during the past three years and do not expect to emphasize this type of lending in the current economic environment.

Construction Lending. At December 31, 2015, we had $3.5 million, or 1.6% of our total loan portfolio, in construction loans. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. Our construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. On occasion, we may consider loans for the construction of commercial properties.

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

Commercial Business Lending. At December 31, 2015 commercial business loans represented $14.1 million or 6.4% of our total loan portfolio. Our commercial business loans consist of term loans as well as regular lines of credit and revolving lines of credit to finance short-term working capital needs like accounts receivable and inventory. Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months. We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. We fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or seven years, whichever is less. Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory or long-term assets such as equipment, furniture, fixtures or real estate.

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

At December 31, 2015, the average loan balance of our outstanding commercial business lines of credit was $172,000, and the largest outstanding balance of such loans was a $2.95 million loan secured by business assets. This loan was performing in accordance with its repayment terms at December 31, 2015.

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

We also offer commercial loans utilizing the Small Business Administration’s 7a Program.  The 75% loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. During the year ended December 31, 2015, we originated SBA guaranteed commercial loans of $126,000.  The guaranteed portion of those loans originated in 2015 was sold for a gain of $16,000.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated to Freddie Mac, although we are also approved to sell to the Federal Home Loan Bank of Indianapolis. On an ongoing basis, we consider our balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2015, we serviced $67.7 million of fixed-rate, one- to four-family residential real estate loans held by other institutions.

From time to time, we purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. Historically, the loan participations have been secured by commercial and multi-family real estate. In these circumstances, we follow our customary loan underwriting and approval policies.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2015	2014
	(In thousands)

Total loans at beginning of period	$194,258	$173,873

Loans originated:
Real estate loans:
One- to four-family residential (1)	24,792	19,069
Commercial and multi-family	13,415	13,288
Construction	2,834	3,988
Second mortgages and equity lines of credit	1,924	1,501
Consumer loans:
Indirect	44,382	36,345
Other	10,183	8,323
Commercial business	5,109	5,879
Total loans originated	102,639	88,393

Loans purchased:
Real estate loans:
One- to four-family residential	—	—
Commercial and multi-family	—	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	—
Total loans purchased	—	—

Loans sold:
Real estate loans:
One- to four-family residential	(16,162)	(10,176)
Commercial and multi-family	—	—
Construction	—	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	—
Total loans sold	(16,162)	(10,176)

Other:
Principal repayments	(75,186)	(70,008)
Advances on commercial and home equity lines-of-credit loans	18,195	14,380
Other	(3,427)	(2,204)

Net loan activity	26,059	20,385
Total loans at end of period	$220,317	$194,258

(1)	For the years ended December 31, 2015 and 2014, includes $11,649,000 and $3,517,000 of non-owner-occupied one-to four-family residential loans, respectively.

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

At December 31, 2015, we had one commercial real estate loan totaling $2.2 million classified as a troubled debt restructuring. This loan was restructured in 2013 and was placed in non accrual status in April of 2015.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2015			2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$55	$43	$150	$111	$—	$835
Non owner-occupied	––	––	––	––	236	––
Total one- to four-family residential	55	43	150	111	236	835
Commercial and multi-family	––	—	—	––	—	975
Construction	––	—	—	––	—	—
Second mortgages and equity lines of credit	8	7	50	––	—	—
Consumer loans	918	219	899	18	—	21
Commercial business	19	14	—	1,014	388	795
Total	$1,000	$283	$1,099	$1,143	$624	$2,626

	At December 31,
	2013			2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$303	$293	$1,059	$131	$111	$1,229
Non owner-occupied	––	47	––	57	––	235
Total one- to four-family residential	303	340	1,059	188	111	1,464
Commercial and multi-family	––	6	450	––	––	521
Construction	––	—	—	––	—	—
Second mortgages and equity lines of credit	––	14	—	55	29	11
Consumer loans	1,383	314	337	1,041	416	607
Commercial business	16	––	––	––	––	––
Total	$1,702	$674	$1,846	$1,284	$556	$2,603

	At December 31,
	2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due

Real estate loans:
One- to four-family residential
Owner-occupied	$40	$353	$265
Non owner-occupied			425
Total one- to four-family residential	40	353	690
Commercial and multi-family	––	––	594
Construction	16	—	—
Second mortgages and equity lines of credit	6	—	22
Consumer loans	840	407	347
Commercial business	––	––	52
Total	$902	$760	$1,705

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

See Note 3 to our Financial Statements beginning on page F-1 of this annual report for a description by loan category of our classified and special mention assets as of December 31, 2015 and December 31, 2014.

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

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$564	$762	$978	$1,121	$582
Commercial and multi-family (1)	2,337	825	2,016	521	594
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	30	––	––	––	14
Consumer loans	—	—	—	—	—
Commercial business	––	––	––	––	49
Total non-accrual loans	2,931	1,587	2,994	1,642	1,239

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	149	73	248	343	107
Commercial and multi-family	—	150	—	—	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	50	21	—	11	8
Consumer loans	899	795	337	607	347
Commercial business	––	––	––	––	3
Total accruing loans past due 90 days or more	1,098	1,039	585	961	465
Total of nonaccrual and 90 days or more past due loans	4,029	2,626	3,579	2,603	1,704

Real estate owned:
One- to four-family	109	74	89	75	284
Commercial and multi-family	699	225	—	—	—
Commercial	—	—	195	270	354
Other	—	—	98	98	98
Total real estate owned	808	299	382	443	736

Other non-performing assets	152	140	153	109	83

Total non-performing assets	4,989	3,065	4,114	3,155	2,523

Troubled debt restructurings (not included above) – commercial and multifamily real estate	—	2,275	2,312	1,597	—

Troubled debt restructurings and total non-performing assets	$4,988	$5,340	$6,426	$4,752	$2,523

Total non-performing loans to total loans	1.83%	1.35%	2.06%	1.61%	1.10%
Total non-performing assets to total assets	1.84%	1.18%	1.62%	1.28%	1.05%
Total non-performing assets and troubled debt restructurings to total assets	1.84%	2.06%	2.53%	1.93%	1.05%

(1)	At December 31, 2015, includes $2.2 million of troubled debt restructurings.

Interest income that would have been recorded for the years ended December 31, 2015 and 2014, had nonaccruing loans been current according to their original terms amounted to $126,000 and $142,000, respectively. No interest for these periods was recognized on these loans nor included in net income for the years ended December 31, 2015 and 2014, respectively.

Non-performing one- to four-family residential real estate loans totaled $713,000 at December 31, 2015 and consisted of seven loans of which the largest totaled $312,000.

We had two non-performing commercial and multi-family real estate loans at December 31, 2015 with a total balance of $2,337,000, the largest of which was for $2.2 million and was secured by a land development located within our market area.

Other non-performing loans totaled $979,000 at December 31, 2015, which included consumer loans of $899,000 and second mortgages of $80,000.

Other real estate owned totaled $808,000 at December 31, 2015, which consisted of a single commercial credit for a hotel, and two one- to four- family residential properties.

There were no other loans at December 31, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2015	2014	2013	2012	2011

Allowance at beginning of period	$1,944	$2,398	$2,013	$1,904	$1,699
Provision for loan losses	1,507	1,699	1,447	1,235	1,625
Charge offs:
Real estate loans:
One- to four-family residential	(220)	(653)	(227)	(379)	(630)
Commercial and multi-family	(211)	(947)	(68)	(144)	(264)
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	—	(18)	(22)	(89)
Consumer loans	(901)	(646)	(805)	(592)	(494)
Commercial business	(75)	––	––	(52)	(19)
Total charge-offs	(1,407)	(2,246)	(1,118)	(1,189)	(1,496)

Recoveries:
Real estate loans:
One- to four-family residential	56	32	4	3	12
Commercial and multi-family	4	—	—	—	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	—	—	7	—
Consumer loans	89	61	52	53	64
Commercial business	—	—	—	—	—
Total recoveries	149	93	56	63	76

Net (charge-offs) recoveries	(1,258)	(2,153)	(1,062)	(1,126)	(1,420)

Allowance at end of period	$2,193	$1,944	$2,398	$2,013	$1,904

Allowance to non-performing loans	54.44%	74.03%	67.00%	77.36%	111.74%
Allowance to total loans outstanding at the end of the period	1.00%	1.00%	1.38%	1.25%	1.22%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.60)%	(1.17)%	(0.64)%	(0.71)%	(0.91)%

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

	At December 31, 2015			At December 31, 2014
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$390	17.78%	27.67%	$447	23.00%	31.86%
Commercial and multi-family	749	34.15	21.66	694	35.70	20.33
Construction	3	0.14	1.58	2	0.10	2.25
Second mortgages and equity lines of credit	11	0.50	2.51	14	0.72	2.38
Consumer loans	996	45.42	40.19	758	38.99	37.89
Commercial business	44	2.01	6.39	29	1.49	5.29
Total allowance for loan losses	$2,193	100.00%	100.00%	$1,944	100.00%	100.00%

	At December 31, 2013				At December 31, 2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$433	18.06%	35.06%	$542	26.92%	34.72%
Commercial and multi-family	1,238	51.63	20.66	829	41.18	21.06
Construction	0	0.00	0.85	4	0.20	1.54
Second mortgages and equity lines of credit	35	1.46	2.51	32	1.59	2.54
Consumer loans	656	27.35	35.68	552	27.42	34.88
Commercial business	36	1.50	5.24	54	2.68	5.26
Total allowance for loan losses	$2,398	100.00%	100.00%	$2,013	100.00%	100.00%

	At December 31, 2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate loans:
One- to four-family residential	$642	33.72%	36.44%
Commercial and multi-family	593	31.14	19.41
Construction	4	0.21	1.78
Second mortgages and equity lines of credit	29	1.52	2.92
Consumer loans	491	25.79	33.67
Commercial business	145	7.62	5.78
Total allowance for loan losses	$1,904	100.00%	100.00%

At December 31, 2015, our allowance for loan losses represented 1.00% of total loans and 54.44% of nonperforming loans, and at December 31, 2014, our allowance for loan losses represented 1.00% of total loans and 74.03% of nonperforming loans. The allowance for loan losses was $2.2 million at December 31, 2015 and was $1.9 million at December 31, 2014, due to a provision for loan losses of $1.5 million, offset by net charge-offs of $1.3 million during 2015. Net charge-offs for 2015 included $281,000 in commercial credits, $786,000 in auto loans, $220,000 in secured real estate, and $35,000 in other loans.

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

At December 31, 2015, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of our equity at that date.

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

At December 31, 2015, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

Municipal Bonds. At December 31, 2015, the carrying value of municipal bonds in our portfolio totaled $9.2 million. These securities generally provide similar or higher yields than other investments in our securities investment portfolio. While they do not provide the liquidity of other securities, we maintain these investments, to the extent appropriate, for tax planning, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2015, the carrying value of our mortgage-backed securities portfolio totaled $18.9 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as West End Bank, S.B. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored entities, such as Fannie Mae and Freddie Mac.

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

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Indianapolis in connection with our borrowing activities totaling $1.3 million at December 31, 2015. The common stock of such entity is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2015, our investment in bank-owned life insurance totaled $5.3 million and was issued by three insurance companies.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio, all of which were available for sale, at the dates indicated. Securities available for sale are carried at fair value.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$9,168	$9,171	$13,053	$13,047	$16,254	$15,038
Mortgage-backed securities – GSE residential	19,194	18,930	29,658	29,492	42,478	41,822
SBA Pools	––	––	––	––	2,787	2,796
Total available for sale	$28,362	$28,101	$42,711	$42,539	$61,519	$59,656

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2015. Securities available for sale are carried at fair value. Municipal bond yields have not been adjusted to a tax-equivalent basis. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2015	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Municipal bonds	$-	-	$547	2.80%	$2,536	3.77%	$6,085	3.84%	$9,168	3.76%
Mortgage-backed securities – GSE residential	-	-	-	-	883	2.09%	18,311	1.51%	19,194	1.54%
Total available for sale	$-	-	$547	2.80%	$3,419	3.33%	$24,396	2.10%	$28,362	2.26%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Indianapolis advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. To a lesser extent, we may utilize repurchase agreements or Federal Fund Sold as funding sources.

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

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Year Ended December 31,
	2015			2014			2013
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate

Non-interest bearing	$19,358	8.99%	0.00%	$17,899	8.78%	0.00%	$16,566	8.35%	0.01%
Checking	30,554	14.19	0.13	29,654	14.59	0.13	29,112	14.68	0.12
Money market	38,533	17.90	0.39	42,111	20.66	0.39	41,609	20.97	0.38
Savings	18,271	8.49	0.10	16,108	7.90	0.10	15,027	7.58	0.10
Certificates and other time deposits of $100,000 or more	67,452	31.33	1.21	53,187	26.10	1.03	44,771	22.57	1.04
Other certificates and time deposits	41,110	19.10	0.98	44,771	21.97	0.96	51,285	25.85	1.16
Total	$215,278	100.00%		$203,730	100.00%		$198,370	100.00%

As of December 31, 2015, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $67.4 million. The following table sets forth the maturity of these certificates as of December 31, 2015.

At
December 31, 2015
(In thousands)
Maturity Period:
Three months or less	$6,885
Over three through six months	2,684
Over six through twelve months	11,627
Over twelve months	46,256
Total	$67,452

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2015	2014
	(In thousands)

INTEREST RATE:
Less than 1%	$31,624	$45,992
1.00% - 1.99%	71,704	46,777
2.00% - 2.99%	5,186	5,072
3.00% - 3.99%	-	69
4.00% - 4.99%	48	48
Total	$108,562	$97,958

Borrowings. Our borrowings currently consist of $27.0 million in advances from the Federal Home Loan Bank of Indianapolis. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

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

At December 31, 2015, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $35.6 million.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the periods indicated.

	Year Ended December 31,
	2015	2014

Average amount outstanding during the period:
FHLB advances	$29,340	$26,899
Weighted average interest rate during the period:
FHLB advances	1.57%	1.48%
Balance outstanding at end of period:
FHLB advances	27,000	24,000
Weighted average interest rate at end of period:
FHLB advances	1.69%	1.51%

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

Personnel

As of December 31, 2015, we had 70 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

The Indiana Department of Financial Institutions has established a schedule for the assessment of “supervisory fees” for all Indiana savings banks to fund the operations of the Indiana Department of Financial Institutions. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Indiana savings banks with the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions also assesses fees for examinations conducted by the Indiana Department of Financial Institutions’ staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2015, West End Bank, S.B. paid approximately $29,800 in supervisory fees and no examination fees. The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

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

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Lastly, the Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

At December 31, 2015, West End Bank, S.B. maintained 84% of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 0.60 cents for each $100 in domestic deposits maintained at an institution.

For the year ended December 31, 2015, the Bank expensed $201,000 related to the FICO bonds and deposit insurance assessments.

Federal Home Loan Bank System. West End Bank, S.B. is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, West End Bank, S.B. is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2015, West End Bank, S.B. was in compliance with this requirement.

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

Qualified Mortgages and Retention of Credit Risk

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payment;

•	negative-amortization; and

•	terms longer than 30 years

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

Other Regulations

Interest and other charges collected or contracted for by West End Bank, S.B. are subject to state usury laws and federal laws concerning interest rates. West End Bank, S.B.’s operations are also subject to federal and state laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act;

•	Indiana High Risk Home Loan Act, which protects borrowers who enter into high risk home loans;

•	Indiana Predatory Lending Database Program, which helps provide counseling for homebuyers in connection with certain loans; and

•	rules and regulations of the various federal and state agencies charged with the responsibility of implementing such laws.

The operations of West End Bank, S.B. also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2015, West End Bank, S.B. had no minimum tax credit carry forward.

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

ITEM 1B.           Unresolved Staff Comments

None.

ITEM 2.              Properties

As of December 31, 2015, the net book value of our office properties was $3.0 million. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main (Richmond) Office:

34 South 7th Street Richmond, Indiana 47374	Owned	1958	10,468	$528

Other Properties:

Eastside Office and Mortgage Loan Center: 101 South 37th Street Richmond, Indiana 47374	Owned	2004	3,352	1,187

Hagerstown Office: 10 East Main Street Hagerstown, Indiana 47343	Owned	1962	1,300	161

Liberty Office: 207 North Main Street Liberty, Indiana 47353	Owned	2009	2,330	692

Other Properties: 48 South 7th Street Richmond, Indiana 47374	Owned	2010	No building on site (adjacent to main office)	200

45 South 7th Street Richmond, Indiana 47374	Owned	1999	2,232	149

37 South 7th Street Richmond, Indiana 47374	Owned	2011	No building on site (adjacent to main office)	44

ITEM 3.             Legal Proceedings

At December 31, 2015, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.              Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “WEIN.” The number of holders of record of West End Indiana Bancshares, Inc.’s common stock as of December 31, 2015 was 183. Certain shares of West End Indiana Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents high and low quarterly trading prices for our shares and dividends declared per share for the periods indicated.

	High Sale	Low Sale	Dividends Declared
2015:
Quarter ended December 31	$23.12	$21.00	$0.06
Quarter ended September 30	22.99	22.15	0.06
Quarter ended June 30	22.50	20.20	0.06
Quarter ended March 31	20.90	20.00	0.06

2014:
Quarter ended December 31	$20.80	$20.00	$0.06
Quarter ended September 30	20.24	19.40	0.06
Quarter ended June 30	19.88	17.50	0.06
Quarter ended March 31	18.85	17.65	0.06

(b)          Sales of Unregistered Securities. Not applicable.

(c)          Use of Proceeds. Not applicable.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of December 31, 2015 with respect to compensation plans (other than the Company’s employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights	Number of common stock remaining available for future issuance under stock based compensation plan (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	159,174	$18.75	12,300
Equity compensation plans not approved by stockholders	––	––	––
Total	159,174	$18.75	12,300

(e)          Stock Repurchases. On May 27, 2014, the Board of Directors authorized a continuation of its stock repurchase program pursuant to which the Company may repurchase 10% of its common stock outstanding as of March 31, 2014, or approximately 138,000 shares. In November 2015 the Board of Directors authorized a one time repurchase of approximately 130,000 shares.

The following table sets forth information in connection with repurchases of the Company's shares of common stock during the fourth quarter of 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	-	-	-	17,058
November 1, 2015 through November 30, 2015	150,142	22.61	150,142	-
December 1, 2015 through December 31, 2015	-	-	-	-

(f)           Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.              Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of West End Indiana Bancshares, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2015 and December 31, 2014 and our results of operations for the years ended December 31, 2015 and 2014. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities and mortgage-backed securities. At December 31, 2015, we had total assets of $271.0 million, total deposits of $215.3 million and total equity of $27.4 million.

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

During recent years, in order to reduce our vulnerability to changes in interest rates and enhance our net interest rate spread, we have increased our acquisitions of indirect automobile loans and commercial and multi-family real estate loans. At December 31, 2015 our indirect automobile loan portfolio had an average life of 2 years 11 months which allows us to reinvest these funds into market-rate loans as interest rates change. Additionally, we sell the majority of our fixed-rate one- to four-family residential real estate loans that we originate. As part of our asset/liability management, we have also increased our core deposits (which we consider to be non-interest bearing and interest bearing checking, money market and statement savings accounts). Finally, we have also employed a strategy to shorten our investment portfolio maturities in recent years.

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

•	Increasing our holdings of loans other than one- to four-family residential real estate loans. While we will continue to emphasize one- to four-family residential real estate loans, we also intend, subject to market conditions, to increase our holdings of indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, other consumer loans and commercial business loans, in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between December 31, 2011 and December 31, 2015, indirect loans and other consumer loans increased $36.0 million, or 68.5%, commercial and multi-family real estate loans increased $17.4 million, or 57.5%, and commercial business loans increased $5.1 million, or 56.1%, and we expect that these loan categories will continue to provide growth opportunities.

•	Continuing to emphasize the origination of one- to four-family residential real estate loans, while increasing, to the extent practicable, the amount of our adjustable-rate residential mortgage loans. We are and will continue to be a one- to four-family residential real estate lender to borrowers in our market area. As of December 31, 2015, $61.0 million, or 27.7%, of our total loans and 22.5% of our total assets consisted of one- to four-family residential real estate loans, compared to $56.9 million, or 36.4%, of total loans and 23.6% of total assets at December 31, 2012. To the extent practicable under applicable market conditions, we seek to emphasize the origination of adjustable-rate residential mortgage loans for retention in our portfolio.

•	Managing interest rate risk, including following our strategy of selling most of our fixed-rate one- to four-family residential real estate loans into the secondary market, while attempting to maximize, to the extent practicable, our net interest margin. During the last several years, we have taken steps that are intended to increase our net interest margin as well as our ability to manage our interest rate risk in the future. In particular, we have increased our holdings of indirect automobile loans and commercial and multi-family real estate loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family residential real estate loans. We have also reduced the average maturity in our investment securities portfolio. In addition, we perform on an ongoing basis, an asset/liability management analysis to determine the amount of fixed-rates loans to sell, and in recent years, based on these ongoing analyses, we have sold most of our fixed-rate one- to four-family residential real estate loans that we originate, while retaining the servicing rights.

•	Maintaining strong asset quality. We have sought to build strong asset quality by following conservative underwriting guidelines, sound loan administration, and generally focusing on secured loans located in our market area. Our non-performing assets and troubled debt restructurings totaled $5.0 million or 1.84% of total assets at December 31, 2015. Our total nonperforming loans and troubled debt restructurings to total loans ratio was 1.83% at December 31, 2015. Total loan delinquencies greater than 90 days and non-accrual loans, as of December 31, 2015, were $4.0 million, or 1.80% of total loans.

•	Executing our cross-marketing strategy, including community outreach programs, to enhance our profile in our market area, increase our relationships with small- to mid-sized businesses and professionals, and build our core deposits. We are seeking to build our demand, NOW, statement savings and money market deposits and seeking to reduce our reliance on borrowings and certificates of deposit for liquidity purposes and to fund loan demand. We believe such core deposits not only have favorable cost and interest rate change resistance but also allow us greater opportunity to connect with our customers and offer them other financial services and products. In recent years, we have grown our core deposits from commercial business customers through our various marketing strategies. Those strategies include our Business Links program (a suite of services provided to small- and mid-sized businesses and professionals in our market area), deposit pick up service, remote capture, mobile banking, enhanced online banking, electronic statements and social media implementation on Facebook, Twitter and LinkedIn. Our school branch program in an elementary school and a high school in Richmond, Indiana provides limited-service branches operated by students as well as financial education classes taught by West End Bank, S.B. employees. Additionally, our new charitable foundation that we established in connection with the conversion and stock offering will provide us continued opportunities to grow our brand recognition in our market area.

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

Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate loans. When we acquire mortgage servicing rights through the origination of mortgage loans and the sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2015, we were servicing loans sold to others totaling $67.3 million. We have elected to initially and subsequently measure the mortgage-servicing rights for residential mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

The key economic assumptions made in determining the fair value of the mortgage servicing rights at December 31, 2015 included the following:

Annual constant prepayment speed (CPR):	11.7%

Weighted average life remaining:	3.82 years

Discount rate used:	5.8%

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage-servicing rights is netted against loan servicing fee income.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total assets increased $11.7 million, or 4.5%, to $271.0 million at December 31, 2015. The increase was a result of increases to loans, loans held for sale, other assets, and foreclosed real estate held for sale, partially offset by decreases in investment securities classified as available for sale, cash and cash equivalents, and Federal Home Loan Bank stock.

Cash and cash equivalents decreased $3.0 million, or 31.3%, to $6.8 million at December 31, 2015, Federal Home Loan Bank stock decreased to $1.3 million at December 31, 2015 from $1.5 million at December 31, 2014. Securities classified as available for sale decreased $14.4 million, or 33.9%, to $28.1 million at December 31, 2015 from $42.5 million at December 31, 2014 with proceeds from sales and normal cash flow utilized to fund loan growth. Additionally, loans held for sale increased to $1.7 million, from $50,000 due largly to single construction loan, premises and equipment increased to $3.6 million from $3.5 million, other assets increased to $4.3 million at December 31, 2015 from $3.3 million at December 31, 2014, and the cash surrender value of bank-owned life insurance increased to $5.3 million at December 31, 2015 from $5.2 million at December 31, 2014.

Net loans increased $25.8 million, or 13.4%, to $218.0 million at December 31, 2015 from $192.2 million at December 31, 2014. Commercial and industrial non-real estate loans increased $3.8 million to $14.1 million from $10.3 million and commercial and multi-family real estate loans increased $8.2 million, or 20.8%, to $47.7 million from $39.5 million. One to four-family residential loans decreased $1.0 million, or 1.5% to $60.9 million from $61.9 million and second mortgages and equity lines of credit increased $896,000, or 19.4%, to $5.5 million from $4.6 million. The most significant growth was the consumer loan portfolio which increased $14.9 million, or 20.3%, to $88.6 million. Included within consumer loans, direct consumer loans increased $1.9 million to $15.4 million, and indirect loans increased $13.1 million to $73.2 million from $60.1 million.

Deposits increased $11.5 million, or 5.7%, to $215.3 million from $203.7 million year to year. Core deposits, including savings, interest bearing and non-interest bearing checking, and money market deposit accounts increased $944,000 to $106.7 million at December 31, 2015 from $105.8 million at December 31, 2014. Savings accounts increased $2.2 million or 13.4%, to $18.4 million at December 31, 2015 from $16.1 million at December 31, 2014, interest bearing and non-interest bearing checking accounts increased $2.4 million, or 5.0%, to $49.9 million at December 31, 2015 while money market deposit accounts decreased $3.6 million or 8.5% to $38.5 million at December 31, 2015 from $42.1 million at December 31, 2014. Certificates of deposit increased $10.6 million, or 10.8% to $108.6 million at December 31, 2015 from $98.0 million at December 31, 2014 as management utilized longterm financial institutions vertificates of deposit to fund loan growth.

Borrowings, which consisted entirely of Federal Home Loan Bank advances, increased $3.0 million, or 12.5%, to $27.0 million at December 31, 2015 from $24.0 million at December 31, 2014.

Total stockholders’ equity decreased $3.0 million, or 10.0%, to $27.4 million at December 31, 2015 from $30.4 million at December 31, 2014. The decrease was a result of stock repurchases of $5.0 million, cash dividends of $273,000, offset in part by net income of $1.8 million, and changes to equity accounts as a result of distributed or recognized shares from the ESOP and stock based compensation plans.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

General. Net income increased $423,000 or 29.8%, to $1.8 million for the year ended December 31, 2015 compared to net income of $1.4 million for the year ended December 31, 2014. The increase in net income resulted primarily from an increase in net interest income of $831,000, and a decrease to the provision for loan losses of $192,000, partially offset by increases to the noninterest expense of $240,000, income tax expense of $293,000 and a decrease in other income of $66,000.

Interest Income. Interest income increased to $12.9 million for 2015 from $11.9 million for 2014. The average balance of total interest earning assets increased $8.3 million, or 3.4% to $254.5 million for the year ended December 31, 2015 from $246.2 million for the year ended December 31, 2014. The average yield on total interest earning assets increased 22 basis points to 5.06% for 2015 from 4.84 % for 2014 due to the overall change in increased loan volume.

Interest income and fees on loans increased to $12.1 million for 2015 from $10.8 million in 2014. The average yield on loans decreased 4 basis points to 5.82% for the year ended December 31, 2015 from 5.86% for the year ended December 31, 2014. However, the decline in yield was entirely offset by an increase of $24.2 million, or 13.1%, in the average balance of loans to $208.6 million for the year ended December 31, 2015 from $184.4 million for the year ended December 31, 2014.

Interest income on investment securities decreased to $673,000 from $1.0 million the year ended December 31, 2015 and 2014 respectively. The decrease of $17.1 million to the average balance of investment securities to $36.1 million for the year ended December 31, 2015 from $53.2 million for the year ended December 31, 2014 reflects managmenet overall funding strategy for loan growth.

Interest Expense. Interest expense increased $135,000, or 8.4%, to $1.7 million for 2015 from $1.6 million in 2014 reflecting the markets move toward higher interest rates. The average balance of interest bearing deposit accounts increased to $189.5 million for the year ended December 31, 2015 from $182.0 million for the year ended December 31, 2014, the interest paid on these liabilities also increased $70,000 to $1.3 million for the year ended December 31, 2015.

The average balance of interest bearing demand deposits (savings, checking and money market accounts) increased $1.6 million to $88.1 million for the year ended December 31, 2015 from $86.5 million for the year ended December 31, 2014. The average balance of interest bearing checking accounts remained constant at $30.4 million at December 31, 2015 and 2014, while the average balance of savings accounts increased to $17.3 million for the year ended December 31, 2015 from $16.0 million for the year ended December 31, 2014. Money market accounts also increased to $40.4 million for the year ended December 31, 2015 from $40.1 million for the year ended December 31, 2014. The average rate on core deposits was stable at 0.25% for both 2015 and 2014. Interest expense increased to $220,000 from $219,000.

Interest expense paid on certificates of deposit increased $69,000, or 7.0%, to $1.1 million for the year ended December 31, 2015 from $992,000 for the year ended December 31, 2014. The increase reflected an increase in the average balance of certificates of deposit of $5.9 million or 6.2%, to $101.4 for the year ended December 31, 2015 from $95.5 for the year ended December 31, 2014. Additionally the average interest paid also increased as the average rate slightly increased 1 basis point to 1.05% for the year ended December 31, 2015 from 1.04% for the year ended December 31, 2014.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $64,000, or 16.1% to $462,000 for the year ended December 31, 2015 from $398,000 for the year ended December 31, 2014. The average balance of advances increased to $29.3 million for the year ended December 31, 2015 from $26.9 million for the year ended December 31, 2014, the average rate paid increased 9 basis points to an average rate of 1.57% for the year ended December 31, 2015 from 1.48% for the year ended December 31, 2014. Furthering management’s strategy to reduce rate sensitivity, maturing advances for $4.0 million were replaced with $7.0 million in advances with laddered terms up to 5 years to lock in the current rates in a rising rate environment.

Net Interest Income. Net interest income increased $831,000, or 8.1% to $11.1 million for December 31, 2015 from $10.3 million for the year ended December 31, 2014. The increase was due to the increase in interest income on loans of $1.3 million to $12.1 million from $10.8 million offset by decreases in securities of $356,000 to $673,000 from $1.0 million, and increase in interest expense on deposits of $71,000 to $1.3 million from $1.2 million and an increase in the cost of borrowings of $64,000 to $462,000 from $398,000.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Account Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $1.5 million for 2015 and $1.7 million for 2014. The allowance for loan losses was $2.2 million, or 1.0% to total loans outstanding at December 31, 2015, compared to $1.9 million, or 1.0% of total loans outstanding at December 31, 2014. Total nonperforming loans were $4.0 million, or 1.8% of total loans outstanding at December 31, 2015 compared to $2.6 million, or 1.4% of total loans outstanding at December 31, 2014. The increase to the allowance for loan losses reflected the increase in net loans during 2015 and specifically, an increase in the indirect automobile segment of the portfolio. The allowance for loan losses as percentage of nonperforming loans decreased to 54.4% at December 31, 2015, from 74.0% at December 31, 2014. A troubled debt restructured (TDR) credit with a balance of $2.2 million at December 31, 2015 was placed on nonaccrual during 2015 and while this TDR remains current, the coverage ratio has declined. This loan was classified as impaired at both December 31, 2015 and 2014 and appropriate reserves have been recorded. To the best of our knowledge, we have provided for losses that are both probable and reasonable to estimate at December 31, 2015 and 2014.

Noninterest Income. Noninterest income decreased $66,000, or 4.0%, to $1.6 million for the year ended December 31, 2015, from $1.7 million for the year ended December 31, 2014. The decrease was due primarily to a $115,000 decrease in realized gains on sales of available for sale securities. Gains on sale of loans decreased $88,000 to $356,000 for the year ended December 31, 2015 from $444,000 for the year ended December 31, 2014 to lower premiums received on loan sales. Offsetting these decreases in noninterest income, net gain on sale of other assets increased $21,000 to $26,000 for the year ended December 31, 2015 from $5,000 for the year ended December 31, 2014. In addition, the market value of our mortgage servicing rights increased and resulted in an increase to loan servicing income of $69,000 to $104,000 for the year ended December 31, 2015 from $35,000 for the year ended December 31, 2014.

Noninterest Expense. Noninterest expense increased $240,000, or 3.0% to $8.4 million for the year ended December 31, 2015 from $8.1 million for the year ended December 31, 2014. The increase was due to a $154,000 increase in salaries and employee benefits, a $31,000 increase in advertising, a $31,000 increase to ATM charges and a $25,000 increase to other expenses. Salaries and employee benefits increased due to normal cost of living adjustments, along with contributions to ESOP and stock award plans and addition of a vice president of mortgage lending.

Income tax expense. We recorded $991,000 of income tax expense for the year ended December 31, 2015 compared to $698,000 for the year ended December 31, 2014, reflecting pre-tax income of $2.8 million for 2015 compared to pre-tax income of $2.1 million for 2014. Our effective tax rate was 35.0% for the year ended December 31, 2015, compared to 33.0% for the year ended December 31, 2014.

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

	For the Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$208,602	$12,132	5.82%	$184,416	$10,799	5.86%	$166,923	$9,961	5.97%
Investment securities	36,099	673	1.86	53,224	1,030	1.94	65,305	1,095	1.68
Other interest-earning assets	9,824	69	0.70	8,563	79	0.92	9,119	66	0.72
Total interest-earning assets	254,525	12,874	5.06	246,203	11,908	4.84	241,347	11,122	4.61

Noninterest-earning assets	11,207			11,767			12,398
Total assets	$265,732			$257,970			$253,745

Liabilities and equity:
Interest-bearing liabilities:
Checking	$30,423	39	0.13	$30,429	40	.13	$29,613	38	.13
Money Market	40,389	159	0.39	40,079	160	.40	43,590	164	.38
Savings	17,265	22	0.13	15,950	19	.12	14,433	18	.12
Certificates and other time deposits of $100,000 or more	101,386	1,061	1.05	95,498	992	1.04	96,340	1,194	1.24
Total interest-bearing deposits	189,463	1,281	0.68	181,956	1,211	.67	183,976	1,414	.77

FHLB advances	29,340	462	1.57	26,899	398	1.48	27,131	548	2.02
Total interest-bearing liabilities	218,803	1,743	0.80	208,855	1,609	.77	211,107	1,962	.93

Noninterest-bearing demand deposits	18,661			16,862			14,066
Other noninterest-bearing liabilities	1,473			1,210			1,297
Total liabilities	238,937			226,927			226,470

Total equity	29,937			31,043			27,275
Total liabilities and equity	$268,874			$257,970			$253,745

Net interest income		$11,131			$10,299			$9,160
Interest rate spread			4.26%			4.07%			3.68%
Net interest margin			5.83%			4.18%			3.80%
Average interest-earning assets to average interest-bearing liabilities			116.33%			117.88%			114.32%

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

	Years Ended December 31, 2015 vs. 2014			Years Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest income:
Loans receivable	$1,602	$(269)	$1,333	$1,027	$(189)	$838
Investment securities	(368)	11	(357)	(220)	155	(65)
Other interest-earning assets	(6)	(4)	(10)	(4)	17	13
Total	1,228	(262)	966	803	(17)	786

Interest expense:
Deposits	27	43	70	(15)	(188)	(203)
FHLB advances	23	41	64	(5)	(145)	(150)
Total	50	84	134	(20)	(333)	(353)
Increase (decrease) in net interest income	$1,178	$(346)	$832	$823	$316	$1,139

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

The table below sets forth, as of December 31, 2015 and 2014, the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. In the below table, “12 Month Horizon” and “24 Month Horizon” represent the assumed length of time for which the designated immediate change in the interest rate would remain effective. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	At December 31,
	2015	2014
Change in Interest Rates (basis points)	Net Interest Change as a Percentage of Net Interest Income
12 Month Horizon
+400	(6.68)%	(6.40)%
+300	(1.25)%	(1.64)%
+200	(0.74)%	(1.28)%
+100	(0.33)%	(1.07)%
0	(0.15)%	(1.31)%
-100	(0.69)%	(2.22)%

24 Month Horizon
+400	(5.83)%	(7.17)%
+300	(4.91)%	(5.80)%
+200	(2.98)%	(4.70)%
+100	(1.54)%	(4.11)%
0	(0.91)%	(4.50)%
-100	(2.03)%	(6.12)%

The table above indicates that at December 31, 2015, in the event of a 200 basis point increase in interest rates, assuming a 12 month horizon, our net interest income would decline 0.74%. In the event of a 100 basis point decrease in interest rates, assuming a 12 month horizon, our net interest income would decline by 0.69%. A rising rate environment over a 24-month period shows even less favorable decreases to our net interest income than the correlating rate change over a 12-month period.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.7 million and $4.9 million for 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $14.0 million and $3.8 million for 2015 and 2014, respectively. The 2015 period reflected a net change in loans of $28.2 million while the 2014 period reflected a net change in loans of $22.8 million. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts was $9.3 million and $2.0 million for 2015 and 2014, respectively, resulting from our strategy of growing our certificate of deposit accounts and a general growth in all core deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At December 31, 2015, we exceeded all of our regulatory capital and well capitalized requirements with a Tier 1 (core) capital level of $27.0 million, or 10.0% of adjusted total assets, which is above the required regulatory capital level of $10.8 million, or 4.0% and well capitalized level of $13.5 million, or 5.0%; and total risk-based capital of $29.2 million, or 13.7% of risk-weighted assets, which is above the required level of $17.0 million, or 8.0% and well capitalized level of $21.3 million, or 10%. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2015, we had outstanding commitments to originate loans of $18.0 million and stand-by letters of credit of $508,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2015 totaled $39.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit. For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 9 of the Notes to our Consolidated Financial Statements beginning on page F-1 of this annual report.

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

ITEM 8.              Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

West End Indiana Bancshares, Inc.

Consolidated Financial Statements

December 31, 2015 and 2014

West End Indiana Bancshares, Inc.

As of December 31, 2015 and 2014
and Years Ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

West End Indiana Bancshares, Inc.

Richmond, Indiana

We have audited the accompanying consolidated balance sheets of West End Indiana Bancshares, Inc. (Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West End Indiana Bancshares, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Indianapolis, Indiana

March 30, 2016

West End Indiana Bancshares, Inc.

Consolidated Balance Sheet
December 31, 2015 and 2014

	December 31,
	2015	2014

Assets
Cash and due from banks	$1,474,318	$1,821,737
Interest-bearing demand deposits	5,363,107	8,039,961
Cash and cash equivalents	6,837,425	9,861,698
Investment securities available for sale	28,100,901	42,538,676
Loans held for sale	1,668,264	49,640
Loans, net of allowance for loan losses of $2,192,709 and $1,944,219 at December 31, 2015 and 2014, respectively	218,008,838	192,194,531
Premises and equipment	3,583,353	3,462,409
Federal Home Loan Bank stock	1,323,000	1,497,000
Interest receivable	1,079,875	1,029,641
Bank-owned life insurance	5,279,009	5,151,622
Foreclosed real estate held for sale	807,702	299,300
Other assets	4,334,433	3,269,477

Total assets	$271,022,800	$259,353,994

Liabilities and Equity

Liabilities
Deposits	$215,278,068	$203,730,301
Federal Home Loan Bank advances	27,000,000	24,000,000
Interest payable	75,412	65,133
Other liabilities	1,265,015	1,109,270
Total liabilities	243,618,495	228,904,704

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,106,476 and 1,329,880 at December 31, 2015 and 2014, respectively	11,065	13,299
Additional paid in capital	6,367,059	10,979,452
Retained earnings	22,081,030	20,513,341
Unearned employee stock ownership plan (ESOP)	(896,640)	(952,680)
Accumulated other comprehensive loss	(158,209)	(104,122)
Total stockholders’ equity	27,404,305	30,449,290
Total liabilities and stockholders’ equity	$271,022,800	$259,353,994

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Income
Years Ended December 31, 2015 and 2014

	Years Ended December 31,
	2015	2014

Interest and Dividend Income
Loans receivable, including fees	$12,131,932	$10,799,475
Investment securities	673,216	1,029,640
Other	69,034	79,209
Total interest income	12,874,182	11,908,324

Interest Expense
Deposits	1,281,381	1,210,627
Federal Home Loan Bank advances	462,245	397,801
Total interest expense	1,743,626	1,608,428

Net Interest Income	11,130,556	10,299,896
Provision for loan losses	1,507,000	1,699,000
Net Interest After Provision for Loan Losses	9,623,556	8,600,896

Other Income
Service charges on deposit accounts	566,556	579,463
Loan servicing income, net	104,519	35,024
Debit card income	310,020	283,423
Gain on sale of loans	355,532	443,898
Net realized gains on sales of available-for-sale securities (includes $37,865 and $152,813, respectively, related to accumulated other comprehensive earnings reclassifications)	37,865	152,813
Gain on cash surrender value of life insurance	127,387	127,303
Gain on sale of other assets	26,147	4,741
Other income	60,356	27,919
Total other income	1,588,382	1,654,584

Other Expense
Salaries and employee benefits	4,767,503	4,613,107
Net occupancy	505,498	517,965
Data processing fees	316,272	325,765
Professional fees	496,127	482,806
Director expenses	177,067	173,933
Advertising	253,108	221,644
ATM charges	259,580	228,976
Postage and courier	226,436	216,814
FDIC insurance premiums	200,982	206,500
Other expenses	1,177,246	1,151,824
Total other expenses	8,379,819	8,139,334

Income Before Income Tax	2,832,119	2,116,146
Income tax expense (includes $14,998 and $60,529, respectively, related to income tax expense from reclassification items)	991,173	697,775

Net Income	$1,840,946	$1,418,371
Earnings Per Share
Basic	$1.58	$1.12
Diluted	1.57	1.12
Dividends Per Share	0.24	0.24

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015 and 2014

	Years Ended December 31,
	2015	2014

Net Income	$1,840,946	$1,418,371
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) arising during the period, net of tax expense of ($20,462) and $730,179	(31,220)	1,113,669
Less: Reclassification adjustment for gains included in net income, net of tax expense of $14,998 and $60,529	22,867	92,283
	(54,087)	1,021,386

Comprehensive income	$1,786,859	$2,439,757

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2015 and 2014

	Common Stock				Unearned	Accumulated Other	Total
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	ESOP Shares	Comprehensive Income (Loss)	Stockholder's Equity
Balances at January 1, 2014	1,379,548	$13,795	$11,657,969	$19,399,094	$(1,008,720)	$(1,125,508)	$28,936,630
Net income	-	-	-	1,418,371	-	-	1,418,371
Other comprehensive income	-	-	-	-	-	1,021,386	1,021,386
ESOP shares earned	-	-	51,024	-	56,040	-	107,064
Stock Based Compensation Expense	-	-	281,571	-	-	-	281,571
Shares Repurchased	(49,668)	(496)	(1,011,112)	-	-	-	(1,011,608)
Cash dividends ($0.24) per share	-	-	-	(304,124)	-	-	(304,124)

Balances at December 31, 2014	1,329,880	13,299	10,979,452	20,513,341	(952,680)	(104,122)	30,449,290
Net income	-	-	-	1,840,946	-	-	1,840,946
Other comprehensive loss	-	-	-	-	-	(54,087)	(54,087)
ESOP shares earned	-	-	64,530	-	56,040	-	120,570
Stock Based Compensation Expense	-	-	282,875	-	-	-	282,875
Shares Repurchased	(223,404)	(2,234)	(4,959,798)	-	-	-	(4,962,032)
Cash dividends ($0.24) per share	-	-	-	(273,257)	-	-	(273,257)
Balances at December 31, 2015	1,106,476	$11,065	$6,367,059	$22,081,030	$(896,640)	$(158,209)	$27,404,305

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statement of Cash Flows
Years Ended December 31, 2015 and 2014

	Years Ended December 31,
	2015	2014

Operating Activities
Net income	$1,840,946	$1,418,371
Items not requiring (providing) cash
Provision for loan losses	1,507,000	1,699,000
Depreciation and amortization	242,009	259,277
Deferred income taxes	(31,219)	183,001
Investment securities amortization, net	419,811	680,401
Investment securities gains	(37,865)	(152,813)
Loan originated for sale	(17,670,292)	(9,292,498)
Proceeds on loan sold	16,257,120	10,315,987
Gain on loans sold	(355,532)	(443,898)
Gain on other assets	(26,147)	(4,741)
ESOP shares earned	120,570	107,064
Stock based compensation	282,875	281,571
Net change in
Interest receivable	(50,234)	38,742
Interest payable	10,279	(6,317)
Cash surrender value of life insurance	(127,387)	(127,303)
Other adjustments	(705,522)	(37,531)
Net cash provided by operating activities	1,676,412	4,918,313

Investing Activities
Purchases of securities available for sale	(482,955)	(3,404,190)
Proceeds from maturities of securities available for sale	5,378,964	8,015,985
Proceeds from sales of securities available for sale	9,070,186	13,668,561
Proceeds from redemption of FHLB stock	174,000	225,100
Net change in loans	(28,253,655)	(22,819,176)
Purchase of premises and equipment	(366,051)	(70,429)
Proceeds from sale of foreclosed real estate	466,344	602,055
Net cash used in investing activities	(14,013,167)	(3,782,094)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	943,190	3,458,123
Net change in certificates of deposit	10,604,577	1,901,887
Repurchased shares	(4,962,032)	(1,011,608)
Repayment of FHLB advances	(8,000,000)	(25,000,000)
Proceeds from FHLB advances	11,000,000	23,000,000
Cash dividends	(273,257)	(304,124)
Net cash provided by financing activities	9,312,478	2,044,278

Net Change in Cash and Cash Equivalents	(3,024,277)	3,180,497

Cash and Cash Equivalents, Beginning of Period	9,861,698	6,681,201

Cash and Cash Equivalents, End of Period	$6,837,425	$9,861,698

Additional Cash Flows Information
Interest paid	$1,733,347	$1,614,745
Income tax paid	1,010,000	635,000
Real estate acquired in settlement of loans	1,051,296	867,090
Sale and financing of foreclosed real estate	112,068	370,115

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

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
Years Ended December 31, 2015 and 2014

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2015 and 2014, cash equivalents consisted primarily of interest bearing demand deposits.

The Bank is not required to maintain reserve funds in cash and/or deposit with the Federal Reserve Bank as of December 31, 2015.

At December 31, 2015, the Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $4,476,000. This amount included $3,359,000 held at the Federal Home Loan Bank and $965,000 held at the Federal Reserve Bank, which are not federally insured.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

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
Years Ended December 31, 2015 and 2014

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
Years Ended December 31, 2015 and 2014

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
Years Ended December 31, 2015 and 2014

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
Years Ended December 31, 2015 and 2014

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

Note 2:        Securities

The amortized cost and approximate fair values of securities are as follows:

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$9,168	$60	$(57)	$9,171
Mortgage-backed securities - GSE residential	19,194	12	(276)	18,930

Total available for sale	$28,362	$72	$(333)	$28,101

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$13,053	$97	$(103)	$13,047
Mortgage-backed securities - GSE residential	29,658	120	(286)	29,492

Total available for sale	$42,711	$217	$(389)	$42,539

The amortized cost and fair value of securities available for sale at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Amortized Cost	Fair Value

One to five years	$547	$545
Five to ten years	2,536	2,545
After ten years	6,085	6,081
	9,168	9,171
Mortgage-backed securities - GSE residential	19,194	18,930
Totals	$28,362	$28,101

Securities pledged at December 31, 2015 and 2014 totaled $1,162,000 and $1,410,000.

Activities related to the sales of securities available for sale for the years ended December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Proceeds from sales of available-for sale securities	$9,070	$13,669

Gross gains on sales	100	218

Gross losses on sales	62	65

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2015 and 2014 was $21,008,000 and $27,316,000 which is approximately 75% and 64% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at December 31, 2015 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$3,239	$(44)	$908	$(13)	$4,147	$(57)
Mortgage-backed securities - GSE residential	8,498	(67)	8,363	(209)	16,861	(276)
	$11,737	$(111)	$9,271	$(222)	$21,008	$(333)

Securities with unrealized losses at December 31, 2014 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$1,521	$(8)	$6,352	$(95)	$7,873	$(103)
Mortgage-backed securities - GSE residential	1,325	(12)	18,118	(274)	19,443	(286)
	$2,846	$(20)	$24,470	$(369)	$27,316	$(389)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Note 3:	Loans and Allowance

Categories of loans include:

	December 31,
	2015	2014

Commercial	$14,076	$10,280
Real estate loans
Residential	60,968	61,886
Commercial and multi-family	47,721	39,492
Construction	3,475	4,365
Second mortgages and equity lines of credit	5,521	4,625
Consumer loans
Indirect	73,166	60,094
Other	15,390	13,516
	220,317	194,258
Less
Net deferred loan fees, premiums and discounts	115	119
Allowance for loan losses	2,193	1,944

Total loans	$218,009	$192,195

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following presents by portfolio class, the activity in the allowance for loan losses for the years ended December 31, 2015 and 2014:

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$29	$447	$694	$2	$14	$758	$1,944
Provision for losses	90	107	262	1	(3)	1,050	1,507
Recoveries on loans	—	56	4	—	—	89	149
Loans charged off	(75)	(220)	(211)	—	—	(901)	(1,407)
Balance, end of year	$44	$390	$749	$3	$11	$996	$2,193

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$36	$433	$1,238	$—	$35	$656	$2,398
Provision for losses	(7)	635	403	2	(21)	687	1,699
Recoveries on loans	—	32	—	—	—	61	93
Loans charged off	—	(653)	(947)	—	—	(646)	(2,246)
Balance, end of year	$29	$447	$694	$2	$14	$758	$1,944

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio class and impairment method as of December 31, 2015 and December 31, 2014:

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$44	$390	$749	$3	$11	$996	$2,193
Individually evaluated for impairment	—	—	357	—	—	—	357
Collectivity evaluated for impairment	44	390	392	3	11	996	1,836
Loans:
Ending balance	14,076	60,968	47,721	3,475	5,521	88,556	220,317
Individually evaluated for impairment	—	—	2,337	—	—	—	2,337
Collectivity evaluated for impairment	14,076	60,968	45,384	3,475	5,521	88,556	217,980

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2015 and December 31, 2014:

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$14,001	$60,968	$40,342	$3,475	$5,521	$88,556	$212,863
Watch	75	––	1,305	—	—	—	1,380
Special Mention	––	––	3,115	—	––	—	3,115
Substandard	––	––	2,959	—	—	––	2,959
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––

Total	$14,076	$60,968	$47,721	$3,475	$5,521	$88,556	$220,317

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$10,205	$61,869	$32,538	$4,365	$4,625	$73,610	$187,212
Watch	75	17	––	—	—	—	92
Special Mention	––	––	3,731	—	––	—	3,731
Substandard	––	––	2,523	—	—	––	2,523
Doubtful	––	—	700	—	—	—	700
Loss	—	—	—	—	––	—	––

Total	$10,280	$61,886	$39,492	$4,365	$4,625	$73,610	$194,258

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents the Bank’s loan portfolio aging analysis as of December 31, 2015 and December 31, 2014:

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family		Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$19	$55	$—		$––	$8	$918	$1,000
60-89 days past due	14	43	––		—	7	219	283
Greater than 90 days and accruing	—	149		__	—	50	899	1,098
Nonaccrual	—	564	2,337		—	30	—	2,931
Total past due and nonaccrual	33	811	2,337		––	95	2,036	5,312
Current	14,043	60,157	45,384		3,475	5,426	86,520	215,005

Total	$14,076	$60,968	$47,721		$3,475	$5,521	$88,556	$220,317

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$––	$111	$—	$––	$18	$1,014	$1,143
60-89 days past due	—	236	––	—	––	388	624
Greater than 90 days and accruing	—	73	150	—	21	795	1,039
Nonaccrual	—	762	825	—	—	—	1,587
Total past due and nonaccrual	––	1,182	975	––	39	2,197	4,393
Current	10,280	60,704	38,517	4,365	4586	71,413	189,865

Total	$10,280	$61,886	$39,492	$4,365	$4,625	$73,610	$194,258

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
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2015 and December 31, 2014:

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$––	$––	$122	$––	$––	$––	$122
Unpaid principal balance	––	––	151	––	––	––	151

Impaired loans with a specific allowance:
Recorded investment	––	––	2,214	––	––	––	2214
Unpaid principal balance	––	––	2,275	––	––	––	2,275
Specific allowance	––	––	357	––	––	––	357

Total impaired loans:
Recorded investment	––	––	2,337	––	––	––	2,337
Unpaid principal balance	––	––	2,426	––	––	––	2,426
Specific allowance	––	––	357	––	––	––	357

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$––	$––	$825	$––	$––	$––	$825
Unpaid principal balance	––	––	1,812	––	––	––	1,812

Impaired loans with a specific allowance:
Recorded investment	––	––	2,275	––	––	––	2,275
Unpaid principal balance	––	––	2,275	––	––	––	2,275
Specific allowance	––	––	597	––	––	––	597

Total impaired loans:
Recorded investment	––	––	3,100	––	––	––	3,100
Unpaid principal balance	––	––	4,087	––	––	––	4,087
Specific allowance	––	––	597	––	––	––	597

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for years ended December 31, 2015 and 2014:

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$––	$––	$2,939	$––	$––	$––	$2,939
Interest income recognized	––	––	36	––	––	––	36
Interest income recognized on a cash basis	––	––	––	––	––	––	––

		December 31, 2014
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$––	$––	$3,875	$––	$––	$––	$3,875
Interest income recognized	––	––	127	––	––	––	127
Interest income recognized on a cash basis	––	––	––	––	––	––	––

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

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

There were no new troubled debt restructurings during 2014 and 2015.

At December 31, 2015, the balance of real estate owned included $109,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2015	2014

Land	$1,053	$1,053
Buildings and improvements	3,671	3,657
Furniture and equipment	1,180	2,040
Software	344	465
Total cost	6,248	7,215
Accumulated depreciation and amortization	(2,665)	(3,753)
Net	$3,583	$3,462

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 5:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage-servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others were $67,652,000 and $61,786,000 at December 31, 2015 and 2014, respectively.

The following summarizes the activity in mortgage servicing measured using the fair value method for the periods ended December 31, 2015 and 2014:

	2015	2014

Fair value at the beginning of the period	$549	$578
Servicing rights recorded on sale of loans	143	86
Change in fair value due to payments	(84)	(79)
Other changes in valuation inputs or assumptions	38	(36)

Fair value at the end of the period	$646	$549

The fair value is estimated using a valuation model that calculates the present value of the future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The valuation model uses a discounted cash flow methodology.

The following summarizes the key economic assumptions used in determining the fair value of the mortgage-servicing rights at December 31, 2015 and 2014:

	December 31,
	2015	2014

Weighted-average constant prepayment rate	11.7%	13.0%
Weighted-average discount rate	5.8%	5.8%
Weighted expected loan servicing (years)	3.82	3.60

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 6:	Deposits

	December 31
	2015	2014

Noninterest-bearing	$19,358	$17,899
Checking	30,554	29,654
Money market	38,533	42,111
Savings	18,271	16,108
Certificates and other time deposits of $100,000 or more	67,452	53,187
Other certificates and time deposits	41,110	44,771

Total deposits	$215,278	$203,730

December 31, 2015, the scheduled maturities of time deposits are as follows:

2015

2016	$39,705
2017	36,001
2018	16,202
2019	11,240
2020	5,414

$108,562

Certificates and other time deposits of $250,000 or more totaled $23,662,000 and $18,669,000 million at December 31, 2015 and 2014 respectively.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $27,000,000 and $24,000,000 at December 31, 2015 and 2014, respectively. The Federal Home Loan Bank advances are secured by mortgage loans totaling $51,714,000 at December 31, 2015. Advances, at interest rates from 1.0% to 2.3% are subject to restrictions or penalties in the event of prepayment.

Maturities of Federal Home Loan Bank advances were as follows at December 31, 2015:

2015

2016	$8,000
2017	2,000
2018	5,000
2019	5,000
2020	7,000

$27,000

Note 8:	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Indiana. With a few exceptions, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2012.

	2015	2014

Income tax expense
Currently payable
Federal	$788	$356
State	234	159
Deferred
Federal	(16)	170
State	(15)	13

Total income tax expense	$991	$698
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	963	719
Effect of state income taxes	145	114
Tax-exempt interest	(98)	(120)
Cash surrender value of life insurance	(43)	(43)
Other	24	28

Actual tax expense	$991	$698
Effective tax rate	35.0%	33.0%

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

	2015	2014

Assets
Allowance for loan losses	$389	$287
Accrued compensation	224	208
Charitable contributions	111	165
Other real estate owned	3	––
Securities available for sale	104	68
Total assets	831	728

Liabilities
State income tax	(42)	(40)
Depreciation	(24)	(24)
FHLB stock	(20)	(23)
Mortgage-servicing rights	(259)	(221)
Other	––	(1)
Total liabilities	(345)	(309)
Net deferred tax asset before valuation allowance	486	419

Valuation allowance
Beginning balance	(60)	(60)
(Increase) decrease during the period	––	––
Ending balance	(60)	(60)
Net deferred tax assets	$426	$359

The Company’s charitable contribution carryover is $327,000. The charitable contribution carryover period for the Company is five years. The contribution carryover began to expire in 2013 with a significant portion of the carryover not expiring until 2017. Due to the limited carryover period, a valuation allowance was established during 2012 for the deferred tax asset the Company estimates it will be unable to utilize.

Retained earnings at December 31, 2015 and 2014 include approximately $3,136,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,066,000.

The tax expense applicable to realized securities gains for years ended December 31, 2015 and 2014 was $15,000 and $61,000, respectively.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

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

Financial instruments whose contract amount represents credit risk as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014

Commitments to extend credit	$18,001	$14,115
Standby letters of credit	508	1,067

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

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Bank meets all capital adequacy requirements to which it is subject.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

As of December 31, 2015, the most recent notification from the Department of Financial Institutions, State of Indiana, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015
Total capital [1] (to risk-weighted assets)	$29,159	13.7%	$16,980	8.0%	$21,226	10.0%
Tier I capital [1] (to risk-weighted assets)	26,966	12.7%	12,735	6.0%	16,980	8.0%
Common Equity Tier I capital [1] (to risk-weighted assets)	26,966	12.7%	9,551	4.5%	13,797	6.5%
Tier I capital [1] (to average assets)	26,966	10.0%	10,784	4.0%	13,480	5.0%

2014
Total capital [1] (to risk-weighted assets)	$28,677	15.2%	$15,136	8.0%	$18,920	10.0%
Tier I capital [1] (to risk-weighted assets)	26,733	14.1%	7,568	4.0%	11,352	6.0%
Tier I capital [1] (to average assets) [1] As defined by regulatory agencies	26,733	10.3%	10,374	4.0%	12,967	5.0%

Basel III Capital Rules

In July 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve”) approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Bank. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency subsequently approved these final rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The final rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. In general, bank holding companies and savings and loan holding companies with less than $1 billion in total consolidated assets will not be subject to the new regulatory capital requirements described above (but these requirements will apply to their depository institution subsidiaries), due to action taken by the U.S. Congress in December 2014 and action taken by the Federal Reserve in 2015 to implement the Congressional action.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The new minimum capital level requirements applicable to the Bank under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 11:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Effective January 1, 2012, the Company elected the Safe Harbor provisions provided by the Internal Revenue Code. Under this plan employees may contribute up to 50% of their compensation in 1% increments with the Company matching 100% of the employee’s contribution on the first 3% and 50% of the next 2% of the employee’s compensation. Employer contributions charged to expense were $87,000 and $83,000 for the years ended December 31, 2015 and December 31, 2014.

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

Pension expense related to this plan was $90,000 and $158,000 for the years ended December 31, 2015 and 2014. Funding status of the plan as of the beginning of the plan years for 2015 and 2014 (July 1st) was 103.20% and 109.31% respectively.

The Company’s contributions for the years ending December 31, 2015 and 2014 were $83,000 and $69,000, respectively. Total contributions to the Pentegra Plan were $190,752,000 and $136,478,000 for the plan years ended June 30, 2015 and 2014, respectively. The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan. There have been no significant changes that affect the comparability of the 2015 and 2014 contributions.

The Company executed a nonqualified benefit plan covering certain directors on January 1, 2000. The plan features deferred compensation benefits for 120 months following retirement for each director.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

During 2004, the Board of Directors approved a proposal to include secular trusts as part of the nonqualified benefit plan. The same costs that would be recognized under a noncontributory plan are now contributed to secular trusts in the name of each director. In addition, the tax impact of the contributions to the individual participants is also being recognized as a cost of the retirement plan. Consequently, the plan was funded at the date of conversion. Retirement plan costs recognized for the years ended December 31, 2015 and 2014 were $102,000 and $103,000, respectively.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the year ended December 31, 2015 and 2014 were $283,000 and $282,000, respectively.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2015	125,300	$18.75
Granted	2,500	20.00
Exercised	(2,250)	18.75
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2015	125,550	$1,875.00	7.5
Exercisable options outstanding at December 31, 2015	47,870	$18.75	7.5

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2014	125,300	$18.75
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2014	125,300	$18.75	8.5
Exercisable options outstanding at December 31, 2014	25,060	$18.75	8.5

As of December 31, 2015 and 2014, the Company had $182,000 and $247,000, respectively, of unrecognized compensation expense related to stock options. Exercisable options vested in the year ended December 31, 2015 and 2014 were 25,060 and 25,060 respectively. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the year ended December 31, 2015 and 2014 was $73,000 and $71,000, respectively. The total intrinsic value of the exercisable options at December 31, 2015 and 2014 was $211,000 and $51,000 respectively. The total intrinsic value of options as of December 31, 2015 and 2014 was $549,000 and $257,000, respectively. The intrinsic value of options exercised in 2015 was $10,000.

The fair value of the Company’s stock options granted in 2015 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	13.00%
Risk-free interest rate	2.05%
Expected dividend yield	1.20%
Expected life (in years)	7.5
Exercise price for the stock options	$20.00

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2015	44,832	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at December 31, 2015	33,624	$18.75

As of December 31, 2015 and 2014, the Company had $517,000 and $727,000, respectively. of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the year ended December 31, 2015 and 2014 was $210,000 and $210,000, respectively.

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

ESOP expense for the years ended December 31, 2015 and 2014 was $121,000 and $107,000.

	December 31,
	2015	2014

Allocated shares	21,583	16,812
Unearned shares	89,664	95,268
Total ESOP shares	111,247	112,080

Fair value of unearned shares at December 31	$2,075	$1,982

At December 31, 2015 and 2014 the fair value of the 21,583 and 16,812 allocated shares held by the ESOP was $500,000 and $350,000, respectively.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

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

	December
	2015	2014
Net Income	$1,841	$1,418
Allocated to participating securities	(61)	(56)
Net income allocated to common stockholders	$1,780	$1,362

Weighted average common shares outstanding, gross	1,260,126	1,369,016
Less: Average unearned ESOP shares and participating securities	(131,545)	(148,357)
Weighted average common shares outstanding, net	1,128,581	1,220,659
Effect of diluted based awards	7,653	—
Weighted average shares and common stock equivalents	1,136,234	1,220,659

Income per common share:
Basic	$1.58	$1.12
Diluted	$1.57	$1.12

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	2,500	125,300

Note 15: Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2015 and 2014 was $1,618,000 and $1,759,000, respectively.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Annual activity consisted of the following:

	2015	2014

Balance, beginning of year	$1,759	$2,268
New loans	46	198
Repayments	(187)	(707)
Balance, end of year	$1,618	$1,759

Deposits from related parties held by the Bank at December 31, 2015 and 2014 totaled $393,000 and $1,999,000 respectively.

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
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At December 31, 2015 and 2014, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014:

		2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$9,171	$—	$9,171	$—
Mortgage-backed securities - GSE residential	18,930	—	18,930	—
Mortgage-servicing rights	646	—	—	646

		2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$13,047	$—	$13,047	$—
Mortgage-backed securities - GSE residential	29,492	—	29,492	—
Mortgage-servicing rights	549	—	—	549

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Mortgage-Servicing Rights

	2015	2014

Balances, January 1	$549	$578
Total unrealized gains (losses) included in net income	38	(36)
Additions (rights recorded on sale of loans)	143	86
Settlements (payments)	(84)	(79)
Balances, December 31	$646	$549

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,857	$—	$—	$1,857

		2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$825	$—	$—	$825

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$1,857	Comparative sales based on independent appraisals	Marketability Discount	20.0%
Mortgage-servicing rights	$646	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -6.0% (5.8%) 9.0% - 13.2% (11.7%) 2.6 – 4.2 (3.8)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$825	Comparative sales based on independent appraisals	Marketability Discount	25.0% - 35.0% (30.0%)
Mortgage-servicing rights	$549	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -6.1% (5.8%) 8.3% - 15.6% (13.0%) 3.0 – 3.7 (3.6)

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
Years Ended December 31, 2015 and 2014

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
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014.

	December 31, 2015
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$6,837	$6,837	$––	$—
Loans held for sale	1,668	––	1,668	—
Loans, net	218,009	—	––	220,493
Federal Home Loan Bank stock	1,323	—	1323	—
Interest receivable	1,080	—	1,080	—

Financial liabilities
Deposits	215,278	106,716	109,123	—
Federal Home Loan Bank advances	27,000	—	26,962	—
Interest payable	75	—	75	—

	December 31, 2014
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$9,862	$9,862	$––	$—
Loans held for sale	50	––	50	—
Loans, net	192,195	—	––	195,657
Federal Home Loan Bank stock	1,497	—	1,497	—
Interest receivable	1,030	—	1,030	—

Financial liabilities
Deposits	203,730	105,772	98,378	—
Federal Home Loan Bank advances	24,000	—	23,930	—
Interest payable	65	—	65	—

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 17: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2015	2014

Assets
Cash and due from banks	$389	$3,542
Investment in subsidiary	26,808	26,683
Other assets	207	224

Total assets	$27,404	$30,449

Stockholders’ Equity	27,404	30,449

Total liabilities and stockholders’ equity	$27,404	$30,449

Condensed Statements of Income and Comprehensive Income

	2015	2014

Income
Dividends from subsidiary	$2,156	$3,400
Other income	3	2
Total Income	2,159	3,402

Expenses
Other expenses	307	306

Income Before Income Tax and Equity in Undistributed Income of Subsidiary	1,852	3,096

Income Tax Benefit	115	119

Income Before Equity in Undistributed Income of Subsidiary	1,967	3,215

Distribution in excess of Income of subsidiary	(126)	(1,797)

Net Income	$1,841	$1,418

Comprehensive Income	$1,787	$2,440

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows

	2015	2014

Operating Activities
Net income	$1,841	$1,418
Adjustments to reconcile net income to net cash used in operating activities	(1,893)	(1,487)
Net cash used in operating activities	(52)	(69)

Investing Activities
Investment in Bank	(22)	(24)
Dividends from subsidiary	2,156	3,400
Net cash provided by investing activities	2,134	3,376

Financing Activities
Dividends paid	(273)	(304)
Repurchased shares	(4,962)	(1,012)
Net cash used in financing activities	(5,235)	(1,316)

Net Change in Cash and Due From Banks	(3,153)	1,991

Cash and Due From Banks at Beginning of Year	3,542	1,551

Cash and Due From Banks at End of Year	$389	$3,542

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

In May 2014, FASB, in joint cooperation with IASB, issued ASU 2014-09, Revenue from Contracts with Customers. The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, FASB approved the effective date of this ASU for one year, and giving companies the option to early adopt using the original effective dates. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact on its financial position or results of operations.

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

ITEM 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A            Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART IV

ITEM 15.            Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2015 and 2014;

(C)	Consolidated Statements of Income for the years ended December 31, 2015, 2014;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014;

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015and 2014;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

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

West End Indiana Bancshares, Inc.

Date: March 30, 2016	By:	/s/ Timothy R. Frame
Timothy R. Frame
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy R. Frame	President and Chief Executive	March 30, 2016
Timothy R. Frame	Officer

/s/ Shelley D. Miller	Executive Vice President and	March 30, 2016
Shelley D. Miller	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John P. McBride	Chairman of the Board	March 30, 2016
John P. McBride

/s/ Michael J. Allen	Director	March 30, 2016
Michael J. Allen

/s/ Greg Janzow	Director	March 30, 2016
Greg Janzow

/s/Craig C. Kinyon	Director	March 30, 2016
Craig C. Kinyon

Exhibit Index

3.1	Articles of Incorporation of West End Indiana Bancshares, Inc.*
3.2	Bylaws of West End Indiana Bancshares, Inc.*
4	Form of Common Stock Certificate of West End Indiana Bancshares, Inc.*
10.1	West End Bank, S.B. Supplemental Executive Retirement Plan for John McBride*
10.2	Second Amendment to the West End Bank Supplemental Executive Retirement Plan *
10.3	Form of Director Retirement Plan *
10.4	Form of Amendment to the Director Retirement Plan *
10.5	West End Bank, S.B. Employee Stock Ownership Plan *
10.6	Amendend and Restated Employment Agreement with John P. McBride **
10.7	Form of Employment Agreement with Timothy R. Frame and Shelley D. Miller *
10.8	Description of Cash Bonus Plan *
21	Subsidiaries
23	Consent of Independent Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-175509), initially filed July 12, 2011.

**	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 13, 2013.