Form 10-Q
period 2016-03-31
West End Indiana Bancshares, Inc.
filed 2016-05-16
CIK 1523854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

YES ☐     NO ☒

As of May 16, 2016, there were 1,106,476 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$1,413,903	$1,474,318
Interest-bearing demand deposits	7,959,802	5,363,107
Cash and cash equivalents	9,373,705	6,837,425
Investment securities available for sale	24,502,547	28,100,901
Loans held for sale	1,933,410	1,668,264
Loans, net of allowance for loan losses of $2,241,325 and $2,192,709	221,818,267	218,008,838
Premises and equipment	3,723,244	3,583,353
Federal Home Loan Bank stock	1,323,000	1,323,000
Interest receivable	932,270	1,079,875
Bank-owned life insurance	6,510,984	5,279,009
Foreclosed real estate held for sale	825,202	807,702
Other assets	4,107,064	4,334,433

Total assets	$275,049,693	$271,022,800

Liabilities and Equity

Liabilities
Deposits	$214,687,525	$215,278,068
Federal Home Loan Bank advances	31,000,000	27,000,000
Interest payable	83,450	75,412
Other liabilities	1,222,948	1,265,015
Total liabilities	246,993,923	243,618,495

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.01 par value per share: Issued and outstanding 1,106,476 and 1,106,476	11,065	11,065
Additional paid in capital	6,455,480	6,367,059
Retained earnings	22,478,761	22,081,030
Unearned employee stock ownership plan (ESOP)	(882,630)	(896,640)
Accumulated other comprehensive loss	(6,906)	(158,209)
Total stockholder’s equity	28,055,770	27,404,305
Total liabilities and stockholder’s equity	$275,049,693	$271,022,800

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,121,230	$2,842,380
Investment securities	117,902	205,041
Other	17,710	18,968
Total interest income	3,256,842	3,066,389

Interest Expense
Deposits	358,803	289,935
Federal Home Loan Bank advances	121,650	108,281
Total interest expense	480,453	398,216

Net Interest Income	2,776,389	2,668,173
Provision for loan losses	270,000	330,000
Net Interest After Provision for Loan Losses	2,506,389	2,338,173

Other Income
Service charges on deposit accounts	145,194	122,864
Loan servicing income, net	(11,052)	(11,971)
Debit card income	81,707	72,259
Gain on sale of loans	100,546	88,866
Net realized gains on sales of available-for-sale securities (includes $14,203 and $24,625, respectively, related to accumulated other comprehensive earnings reclassifications)	14,203	24,625
Gain on cash surrender value of life insurance	31,975	30,914
Gain (loss) on sale of other assets	123	23,999
Other income	458	11,433
Total other income	363,154	362,989

Other Expense
Salaries and employee benefits	1,248,925	1,202,984
Net occupancy	131,962	120,086
Data processing fees	80,037	80,796
Professional fees	88,075	111,951
Director Expenses	25,546	43,873
Advertising	62,183	60,004
ATM charges	65,078	58,605
Postage and courier	60,350	57,515
FDIC insurance premiums	45,000	51,000
Other expenses	355,243	268,456
Total other expenses	2,162,399	2,055,270

Income Before Income Tax	707,144	645,892
Income tax expense (includes $5,626 and $9,754 respectively, related to income tax expense from reclassification items)	249,727	227,071

Net Income	$457,417	$418,821

Earnings Per Share
Basic	$0.45	$0.34
Diluted	0.44	0.34
Dividends Per Share	0.06	0.06

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net income	$457,417	$418,821
Other comprehensive income, net of tax
Unrealized holding gains arising during the period, net of tax expense of $104,824 and $40,940	159,880	62,437
Less: Reclassification adjustment for gains included in net income, net of tax expense of $5,626 and $9,754
	8,577	14,871

	151,303	47,566
Comprehensive income	$608,720	$466,387

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Operating Activities
Net income	$457,417	$418,821
Items not requiring (providing) cash
Provision for loan losses	270,000	330,000
Depreciation and amortization	68,400	49,954
Investment securities amortization, net	82,763	111,648
Investment securities gains	(14,203)	(24,625)
Loan originated for sale	(3,909,592)	(4,051,118)
Proceeds on loans sold	3,710,868	3,813,970
Gain on loans sold	(100,546)	(88,866)
Loss (gain) on other assets	(123)	(23,999)
ESOP shares earned	31,326	28,485
Stock based compensation	71,105	69,659
Net change in
Interest receivable	147,605	101,190
Interest payable	8,038	5,642
Cash surrender value of life insurance	(31,975)	(30,914)
Other adjustments	120,350	(57,166)
Net cash provided by operating activities	911,433	652,681

Investing Activities
Proceeds from maturities of securities available for sale	1,041,678	1,391,180
Proceeds from the sales of securities available for sale	2,738,618	3,007,542
Net change in loans	(4,096,929)	(11,280,845)
Purchase of premises and equipment	(208,291)	(51,174)
Purchase of bank owned life insurance	(1,200,000)	-
Proceeds from sale of foreclosed real estate	-	154,979
Net cash used in investing activities	(1,724,924)	(6,778,318)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	2,453,697	20,931
Net change in certificates of deposit	(3,044,240)	(2,026,594)
Repurchased shares	-	(560,475)
Repayment of FHLB advances	(4,000,000)	(1,000,000)
Proceeds from FHLB advances	8,000,000	7,000,000
Cash dividends	(59,686)	(71,418)
Net cash provided by financing activities	3,349,771	3,362,444

Net Change in Cash and Cash Equivalents	2,536,280	(2,763,193)

Cash and Cash Equivalents, Beginning of Year	6,837,425	9,861,698

Cash and Cash Equivalents, End of Year	$9,373,705	$7,098,505

Additional Cash Flows Information
Interest paid	$472,415	$392,574
Income tax paid	248,000	260,000
Real estate acquired in settlement of loans	17,500	126,229
Sale and financing of foreclosed real estate	-	47,388

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2016

	Common Stock		Additional		Unearned	Accumulated Other	Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	ESOP Shares	Comprehensive Income	Stockholders’ Equity
	(Unaudited)
Balances at January 1, 2016	1,106,476	$11,065	$6,367,059	$22,081,030	$(896,640)	$(158,209)	$27,404,305
Net income	—	—	—	457,417	—	—	457,417
Other comprehensive income	—	—	—	—	—	151,303	151,303
ESOP shares earned	—	—	17,316	—	14,010	—	31,326
Stock based compensation expense	—	—	71,105	—	—	—	71,105
Cash dividends ($0.06 per share)	—	—	—	(59,686)	—	—	(59,686)

Balances at March 31, 2016	1,106,476	$11,065	$6,455,480	$22,478,761	$(882,630)	$(6,906)	$28,055,770

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2015. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2016, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	March 31, 2016
	(Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$6,439	$90	$(16)	$6,513
Mortgage-backed securities - GSE residential	18,075	36	(121)	17,990
Total available for sale	$24,514	$126	$(137)	$24,503

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$9,168	$60	$(57)	$9,171
Mortgage-backed securities - GSE residential	19,194	12	(276)	18,930
Total available for sale	$28,362	$72	$(333)	$28,101

The amortized cost and fair value of securities available for sale at March 31, 2016 (unaudited) and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$545	$556	$547	$545
Five to ten years	1,265	1,275	2,536	2,545
After ten years	4,629	4,682	6,085	6,081
	6,439	6,513	9,168	9,171
Mortgage-backed securities - GSE residential	18,075	17,990	19,194	18,930
Totals	$24,514	$24,503	$28,362	$28,101

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1,137,000 at March 31, 2016 (unaudited). Securities pledged at December 31, 2015 were $1,162,000.

Activities related to the sales of securities available for sale for the three months ended March 31, 2016 and 2015 are summarized as follows:

	2016	2015
	(Unaudited)
Proceeds from sales of available-for sale securities	$2,739	$3,008
Gross gains on sales	15	31
Gross losses on sales	1	6

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2016 (unaudited) and December 31, 2015 was $12,020,000 and $21,008,000 which is approximately 49% and 75% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at March 31, 2016 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$-	$-	$1,720	$(16)	$1,720	$(16)
Mortgage-backed securities - GSE residential	2,389	(4)	7,911	(117)	10,300	(121)
	$2,389	$(4)	$9,631	$(133)	$12,020	$(137)

Securities with unrealized losses at December 31, 2015 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$3,239	$(44)	$908	$(13)	$4,147	$(57)
Mortgage-backed securities - GSE residential	8,498	(67)	8,363	(209)	16,861	(276)
	$11,737	$(111)	$9,271	$(222)	$21,008	$(333)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

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

Categories of loans include:

	(Unaudited) March 31, 2016	December 31, 2015
	(In Thousands)
Commercial	$13,800	$14,076
Real estate loans
Residential	58,788	60,968
Commercial and multi-family	50,982	47,721
Construction	4,683	3,475
Second mortgages and equity lines of credit	5,673	5,521
Consumer loans
Indirect	73,857	73,166
Other	16,388	15,390
	224,171	220,317
Less
Net deferred loan fees, premiums and discounts	1,112	115
Allowance for loan losses	2,241	2,193
Total loans	$221,818	$218,009

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2016 (unaudited) and 2015 (unaudited).

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2016:
Balance, beginning of year	$44	$390	$749	$3	$11	$996	$2,193
Provision for losses	(3)	(12)	85	1	(4)	203	270
Recoveries on loans	—	4	—	—	—	36	40
Loans charged off	—	(14)	—	—	—	(248)	(262)
Balance, end of year	$41	$368	$834	$4	$7	$987	$2,241

Three Months Ended March 31, 2015:
Balance, beginning of year	$29	$447	$694	$2	$14	$758	$1,944
Provision for losses	(23)	(64)	7	—	(1)	411	330
Recoveries on loans	—	16	—	—	—	20	36
Loans charged off	—	—	—	—	—	(311)	(311)
Balance, end of year	$6	$399	$701	$2	$13	$878	$1,999

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2016 (unaudited) and December 31, 2015:

		(Unaudited) March 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$41	$368	$834	$4	$7	$987	$2,241
Individually evaluated for impairment	—	––	357	—	—	—	357
Collectivity evaluated for impairment	41	368	477	4	7	987	1,884

Loans:
Ending balance	13,800	58,788	50,982	4,683	5,673	90,245	224,171
Individually evaluated for impairment	—	––	2,312	—	—		2,312
Collectivity evaluated for impairment	13,800	58,788	48,670	4,683	5,673	90,245	221,859

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$44	$390	$749	$3	$11	$996	$2,193
Individually evaluated for impairment	—	—	357	—	—	—	357
Collectivity evaluated for impairment	44	390	392	3	11	996	1,836

Loans:
Ending balance	14,076	60,968	47,721	3,475	5,521	88,556	220,317
Individually evaluated for impairment	—	—	2,337	—	—	—	2,337
Collectivity evaluated for impairment	14,076	60,968	45,384	3,475	5,521	88,556	217,980

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2016 (unaudited) and December 31, 2015:

		(Unaudited) March 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$13,725	$58,788	$43,679	$4,683	$5,673	$90,245	$216,793
Watch	75	—	1,289	—	—	—	1,364
Special Mention	—	—	3,099	—	—	—	3,099
Substandard	—	––	2,915	—	—	—	2,915
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$13,800	$58,788	$50,982	$4,683	$5,673	$90,245	$224,171

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$14,001	$60,968	$40,342	$3,475	$5,521	$88,556	$212,863
Watch	75	––	1,305	—	—	—	1,380
Special Mention	––	––	3,115	—	––	—	3,115
Substandard	––	––	2,959	—	—	––	2,959
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––
Total	$14,076	$60,968	$47,721	$3,475	$5,521	$88,556	$220,317

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during 2016.

The following table presents the Bank’s loan portfolio aging analysis as of March 31, 2016 (unaudited) and December 31, 2015:

		(Unaudited) March 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$7	$41	$––	$––	$5	$834	$887
60-89 days past due	16	35	—	—	10	348	409
Greater than 90 days and accruing	14	99	—	—	—	688	801
Nonaccrual	—	729	2,312	—	50	—	3,091
Total past due and nonaccrual	37	904	2,312	––	65	1,870	5,188
Current	13,763	57,884	48,670	4,683	5,608	88,375	218,983

Total	$13,800	$58,788	$50,982	$4,683	$5,673	$90,245	$224,171

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family		Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$19	$55	$—		$––	$8	$918	$1,000
60-89 days past due	14	43	––		—	7	219	283
Greater than 90 days and accruing	—	149		__	—	50	899	1,098
Nonaccrual	—	564	2,337		—	30	—	2,931
Total past due and nonaccrual	33	811	2,337		––	95	2,036	5,312
Current	14,043	60,157	45,384		3,475	5,426	86,520	215,005

Total	$14,076	$60,968	$47,721		$3,475	$5,521	$88,556	$220,317

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2016 (unaudited) and for the year ended December 31, 2015:

		(Unaudited) March 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$122	$––	$––	$––	$122
Unpaid principal balance	—	—	122	––	––	––	122

Impaired loans with a specific allowance:
Recorded investment	—	––	2,190	––	––	––	2,190
Unpaid principal balance	—	––	2,275	––	––	––	2,275
Specific allowance	—	––	357	––	––	––	357

Total impaired loans:
Recorded investment	—	––	2,312	––	––	––	2,312
Unpaid principal balance	—	––	2,397	––	––	––	2,397
Specific allowance	—	––	357	––	––	––	357

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$––	$––	$122	$––	$––	$––	$122
Unpaid principal balance	––	––	151	––	––	––	151

Impaired loans with a specific allowance:
Recorded investment	––	––	2,214	––	––	––	2,214
Unpaid principal balance	––	––	2,275	––	––	––	2,275
Specific allowance	––	––	357	––	––	––	357

Total impaired loans:
Recorded investment	––	––	2,337	––	––	––	2,337
Unpaid principal balance	––	––	2,426	––	––	––	2,426
Specific allowance	––	––	357	––	––	––	357

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2016 (unaudited) and 2015 (unaudited):

(Unaudited)
Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
(In Thousands)
Three Months Ended March 31, 2016:

Total impaired loan:
Average recorded investment	$––	$––	$2,324	$––	$––	$––	$2,324
Interest income recognized	—	—	––	––	––	––	––
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2015:

Total impaired loan:
Average recorded investment	$––	$––	$3,100	$––	$––	$––	$3,100
Interest income recognized	—	—	31	––	––	––	31
Interest income recognized on a cash basis	—	—	––	––	––	––	––

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

During the three months ended March 31, 2016 (unaudited) and 2015 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three months ended March 31, 2016 and 2015.

At March 31, 2016 and December 31, 2015, the balance of real estate owned included $127,000 and $109,000 respectively of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At March 31, 2016 and December 31, 2015, there were $905,000 and $618,000 respectively of residential real estate loans in process of foreclosure.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At March 31, 2016 (unaudited) and December 31, 2015, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 (unaudited) and December 31, 2015:

		(Unaudited) March 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$6,513	$—	$6,513	$—
Mortgage-backed securities - GSE residential	17,990	—	17,990	—
Mortgage-servicing rights	628	—	—	628

		December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$9,171	$—	$9,171	$—
Mortgage-backed securities - GSE residential	18,930	—	18,930	—
Mortgage-servicing rights	646	—	—	646

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited) Mortgage-Servicing Rights
	Months Ended March 31,
	2016	2015
	(In Thousands)
Balances, beginning of period	$646	$549
Total unrealized losses included in net income	(28)	(25)
Additions (rights recorded on sale of loans)	34	33
Settlements (payments)	(24)	(22)
Balances, end of period	$628	$535

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$1,857	$—	$—	$1,857

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands) (unaudited)
Mortgage-servicing rights	$628	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	4.8% - 5.8% (5.5%) 9.8% - 14.5% (12.8%) 2.6 – 3.9 (3.6)

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$1,857	Comparative sales based on independent appraisals	Marketability Discount	20.0%

Mortgage-servicing rights	$646	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -6.0% (5.8%) 9.0% - 13.2% (11.7%) 2.6 – 4.2 (3.8)

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

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2016 (unaudited) and December 31, 2015.

	(Unaudited) March 31,
	2016
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$9,374	$9,374	$––	$––
Loan held for sale	1,933	––	1,933	––
Loans, net	221,818	––	––	224,843
Federal Home Loan Bank stock	1,323	––	1,323	––
Interest receivable	932	––	932	––

Financial liabilities
Deposits	214,688	109,170	106,192	––
Federal Home Loan Bank advances	31,000	—	30,942	––
Interest payable	83	––	83	––

	December 31,
	2015
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$6,837	$6,837	$––	$—
Loan held for sale	1,668	––	1,668	—
Loans, net	218,009	—	––	220,493
Federal Home Loan Bank stock	1,323	—	1323	—
Interest receivable	1,080	—	1,080	—

Financial liabilities
Deposits	215,278	106,716	109,123	—
Federal Home Loan Bank advances	27,000	—	26,962	—
Interest payable	75	—	75	—

NOTE 7: Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. The amendments are effective for annual reporting periods beginning after December 15, 2017 and for interim reporting periods within such annual periods. The Company is currently evaluating the impact of adopting this guidance.

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

For an entity that prospectively applies the guidance, the only required transition disclosure will be to disclose, if applicable, both the nature and the amount of an item included in income from continuing operations after adoption that adjusts an extraordinary item previously classified and presented before the date of adoption. An entity retrospectively applying the guidance should provide the disclosures in paragraphs 250-10-50-1 through 50-2. The company adopted the methodologies prescribed by this ASU by the date required, adoption of the ASU did not a have a significant effect on the Company’s consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

In March 2016, as part of its Simplification Initiative, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which finalizes Proposed ASU No. 2015-270 of the same name, and seeks to reduce complexity in accounting standards. The areas for simplification in ASU No. 2016-09, involve several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. Application is effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The Company is currently evaluating the impact of adopting this guidance.

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

	(Unaudited)
	Three Months Ended March 31,
	2016	2015

Net Income	$457	$419
Allocated to participating securities	(15)	(16)
Net income allocated to common stockholders	$442	$403

Weighted average common shares outstanding, gross	1,106,476	1,308,602
Less: Average unearned ESOP shares and participating securities	(122,806)	(139,617)
Weighted average common shares outstanding, net	983,670	1,168,985
Effect of diluted based awards	12,138	180
Weighted average shares and common stock equivalents	995,808	1,169,165

Income per common share:
Basic	$0.45	$0.34
Diluted	$0.44	$0.34

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	11,000	105,300

NOTE 9: Reclassifications

Certain reclassifications have been made to the 2015 condensed consolidated financial statements to conform to the March 31, 2016 presentation.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the three months ended March 31, 2016 and 2015 was $71,000 and $70,000, respectively.

Stock Options

The tables below represents the stock option activity for the periods shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2016	125,550	$18.77	7.3
Granted	11,000	21.50	9.9
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at March 31, 2016	136,550	$18.99	7.3

Exercisable options outstanding at March 31, 2016	48,370	$18.76	7.3

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2015	125,300	$18.75	8.5
Granted	2,500	20.00	9.9
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Options outstanding at March 31, 2015	127,800	$18.77	8.3

Exercisable options outstanding at March 31, 2015	25,060	$18.75	8.3

As of March 31, 2016 and December 31, 2015, the Company had $195,000 and $182,000 of unrecognized compensation expense related to stock options. Exercisable options vesting in the three months ended March 31, 2016 and March 31, 2015 were 500 and 0 respectively. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the three months ended March 31, 2016 and 2015 was $19,000 and $18,000, respectively. The aggregate grant date fair value of the stock options granted in 2016 was $32,000. The total intrinsic value of options as of March 31, 2016 and 2015 were $547,000 and $182,000, respectively. The total intrinsic value of exercisable options as of March 31, 2016 and March 31, 2015 was $205,000 and $36,000, respectively.

The fair value of the Company’s stock options granted in 2016 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

Expected volatility	12.34%
Risk-free interest rate	1.56%
Expected dividend yield	1.12%
Expected life (in years)	7.5
Exercise price for the stock options	$21.50

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2016	44,832	$18.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2016	44,832	$18.75

As of March 31, 2016 and December 31, 2015, the Company had $465,000 and $517,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards are amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three months ended March 31, 2016 and 2015 was $52,000 and $52,000, respectively.

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

ESOP expense for the three months ended March 31, 2016 and 2015 was $31,000 and $28,000, respectively.

	Three Months Ended
	March 31,
	2016	2015

Allocated shares	21,583	16,812
Unreleased shares	89,664	95,268
Total ESOP shares	111,247	112,080

Fair value of unreleased shares at March 31 (in thousands)	$2,062	$1,924

At March 31, 2016 and 2015 the fair value of the 21,583 and 16,812 allocated shares held by the ESOP was $496,000 and $340,000, respectively.

NOTE 12: Subsequent Events

On April 15, 2016 West End Bank, S.B. entered into a contract for the construction of a new facility to be located on existing bank-owned property located on 7th Street in Richmond, Indiana directly across the street from the Bank’s main office and administration building.   This facility will replace the existing operations center located on the property.  The construction costs are expected to be approximately $4.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at March 31, 2016 and for the three months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total assets increased $4.0 million, or 1.5%, to $275.0 million at March 31, 2016 from $271.0 million at December 31, 2015. The increase was the result of increases in cash and cash equivalents, net loans, and bank-owned life insurance, offset in part by a decrease in investment securities available for sale.

Total cash and cash equivalents increased $2.5 million, or 37.1%, to $9.4 million at March 31, 2016. The increase in total cash and cash equivalents reflected increases in FHLB advances of $4.0 million, and proceeds in sales of securities of $2.7 million, offset by net loan originations of $4.1 million and normal fluctuations.

Securities classified as available for sale decreased $3.6 million, or 12.8%, to $24.5 million at March 31, 2016 from $28.1 million at December 31, 2015. The decrease is primarily the result of $2.7 million of securities sold and $1.0 million in normal cash flow from maturities and pay downs on mortgage backed securities. At March 31, 2016, securities classified as available for sale consisted of mortgage-backed securities, and municipal obligations.

Net loans increased $3.8 million, or 1.7%, to $221.8 million at March 31, 2016 from $218.0 million at December 31, 2015, due primarily to increases to consumer loans of $1.7 million, commercial and multi-family loans of $3.2 million, and construction loans of $1.2 million. These increases were offset by a decrease in residential loans of $2.2 million, or 3.6%, to $58.8 million at March 31, 2016 from $61.0 million at December 31, 2015. Total non-performing loans decreased $137,000 to $3.9 million at March 31, 2016 from $4.0 million at December 31, 2015.

Deposits decreased $591,000, or 0.3%, to $214.7 million at March 31, 2016 from $215.3 million at December 31, 2015. The decrease was primarily a result of a decline in certificate of deposit accounts of $3.0 million due to a single public fund certificate of deposit of $5.0 million that matured and closed, offset by an increase in other certificates of deposit within the local market. Offsetting this decline was an increase in non-interest bearing accounts of $1.6 million up to $21.0 million at March 31, 2016, along with an increase in savings accounts of $1.3 million up to $19.6 million at March 31, 2016.

Federal Home Loan Bank advances increased $4.0 million to $31.0 million at March 31, 2016 from $27.0 million at December 31, 2015. These advances were used to fund loan growth.

Total equity increased $651,000, or 2.4%, to $28.1 million at March 31, 2016 from $27.4 million at December 31, 2015. The increase is primarily a reflection of net income of $457,000 for the quarter ended 2016 and a change to accumulated other comprehensive income of $151,000 to an unrecognized loss of $7,000 at March 31, 2016 from an unrecognized loss of $158,000 at December 31, 2015.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. We recorded net income of $457,000 for the quarter ended March 31, 2016 compared to net income of $419,000 for the quarter ended March 31, 2015. The increase to net income resulted primarily from increased net interest income, and a decrease in the provision for loan losses, offset by increases in total other expenses and income tax expense.

Interest Income. Interest income increased $190,000, or 6.2%, to $3.3 million for the quarter ended March 31, 2016 from $3.1 million for the quarter ended March 31, 2015. The average balance of total interest-earning assets increased $10.8 million, or 4.3%, to $260.6 million for the quarter ended March 31, 2016 from $249.8 million for the quarter ended March 31, 2015. The average rate earned on these assets also increased to 5.03% for the period ended March 31, 2016 from 4.98% for the period ended March 31, 2015.

Interest income on loans increased $279,000, or 9.8%, to $3.1 million for the quarter ended March 31, 2016 from $2.8 million for the quarter ended March 31, 2015, as the increase in the average balance of loans was offset in part by a decrease in the average yield on our loans. The average balance of net loans increased $22.9 million, or 11.4%, to $222.9 million for the quarter ended March 31, 2016 from $200.0 million for the quarter ended March 31, 2015. However, the average yield on our loan portfolio decreased 13 basis points to 5.63% for the quarter ended March 31, 2016 from 5.76% for the quarter ended March 31, 2015.

Interest income on investment securities decreased $87,000 to $118,000 for the quarter ended March 31, 2016 from $205,000 for the quarter ended on March 31, 2015. The average balance of our securities available for sale decreased $14.9 million, or 35.8%, to $26.9 million for the quarter ended March 31, 2016 from $41.8 million for the quarter ended March 31, 2015. The average yield on the securities portfolio decreased to 1.77% for the three months ended March 31, 2016 from 1.99% for the three months ended March 31, 2015

Interest Expense. Interest expense increased $82,000, or 20.7%, to $480,000 for the quarter ended March 31, 2016 from $398,000 for the quarter ended March 31, 2015. The average rate paid on deposits increased 10 basis points to 0.74% for the quarter ended March 31, 2016 from 0.64% for the quarter ended March 31, 2015. The average balance of interest-bearing deposits increased $11.0 million, or 6.0%, to $196.0 million for the quarter ended March 31, 2016 from $185.0 million for the quarter ended March 31, 2015. The increase in the average balance of deposits was comprised of an increase in interest-bearing checking and savings accounts of $2.6 million, and an increase in the average balance of certificate of deposits of $12.0 million, offset by a decrease in money market accounts of $3.6 million. Interest expense increased primarily due to an increase in interest expense on certificates of deposit of $71,000, or 30.2%, to $306,000 for the quarter ended March 31, 2016 from $235,000 for the year-earlier period. The rate paid on certificate of deposits increased 14 basis points to 1.13% for the 2016 period from 0.99% for the 2015 period. This rate increase was due to management’s decision to utilize lower cost financial institution certificates of deposit compared to other wholesale funding to fund loan growth.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $13,000, or 12.3%, to $122,000 for the quarter ended March 31, 2016 from $108,000 for the quarter ended March 31, 2015, reflecting an increase of 14 basis points in the rate to 1.68% for the quarter ended March 31, 2016 from 1.54% for the quarter ended March 31, 2015.

Net Interest Income. Net interest income increased $108,000, or 4.1%, to $2.8 million for the quarter ended March 31, 2016 from $2.7 million for the quarter ended March 31, 2015. The increase was due primarily to the increase in the average balance of loans to $222.9 million for the quarter ended March 31, 2016 from $200.0 million from the quarter ended March 31, 2015. Our net interest rate spread decreased to 4.17% from 4.22%, and our net interest margin decreased to 4.26% from 4.27%, quarter to quarter.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our annual report on Form 10-K filed on March 30, 2016, we recorded a provision for loan losses of $270,000 for the quarter ended March 31, 2016, a decrease of $60,000 from $330,000 allocated for the quarter ended March 31, 2015. The decrease to the provision was based on management’s quarterly analysis of the loan portfolio and credit quality indicators including charge off trends and qualitative factors.  The allowance for loan losses increased $243,000 to $2.2 million at March 31, 2016 from $2.0 million at March 31, 2015. This increase was due primarily to increased balances in our loan portfolio of $19.0 million. The allowance for loan losses to total loans was 1.0% at March 31, 2016, and 0.97% at March 31, 2015. Non-performing loans including troubled debt restructurings decreased to $3.9 million at March 31, 2016 from $4.5 million at March 31, 2015. The allowance for loan losses as a percentage of non-performing loans including troubled debt restructurings was 57.58% at March 31, 2016 compared to 44.43% at March 31, 2015. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2016 and 2015.

Other Income. Noninterest income remained steady at $363,000 for the quarters ended March 31, 2016 and 2015. We recorded increases in service charges on deposit accounts of $22,000, gain on sale of loans of $12,000 and debit card income of $9,000. These increases were offset by decreases in gains on available-for-sale securities of $10,000, other income of $11,000 and sale of other assets of $24,000.

Other Expense. Other expense increased $107,000, or 5.2%, to $2.2 million for the quarter ended March 31, 2016 from $2.1 million for the quarter ended March 31, 2015. The increase was due primarily to a one-time implementation expense of $87,000 for new product software to improve efficiencies related to the processing of indirect loans and maintenance expenses related to foreclosed real estate held for sale. Additionally, net occupancy increased $12,000 and salaries and employee benefits increased $46,000, while retirement costs decreased $18,000 and professional fees decreased $24,000 for the quarter ended March 2016. Salaries and employee benefits increased due to normal annual salary increases and payouts under our benefits plans.

Income Tax Expense. We recorded income tax expense of $250,000 for the quarter ended March 31, 2016 compared to a tax expense of $227,000 for the 2015 period, reflecting pre-tax income of $707,000 during the 2016 quarter versus a pre-tax income of $646,000 for the quarter ended March 31, 2015. Our effective tax rate was 35.3% for the quarter ended March 31, 2016 compared to 35.2% for the quarter ended March 31, 2015.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $911,000 and $653,000 for the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $1.7 million and $6.8 million for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $3.3 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively, resulting from our strategy to fund loan growth, with an additional $4.0 million in FHLB advances, with a modest decline in deposits.

At March 31, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $27.5 million, or 10.1% of adjusted total assets, which is above the required level of $10.9 million, or 4%; and total risk-based capital of $29.8 million, or 13.7% of risk-weighted assets, which is above the required level of $15.8 million, or 8%. Accordingly West End Bank, S.B. was categorized as well capitalized at March 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category. Basel III regulatory capital requirements were effective for the quarter ending March 31, 2016. There were no significant impacts on capital ratios.

At March 31, 2016, we had outstanding commitments to originate loans of $17.8 million and stand-by letters of credit of $500,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2016 totaled $38.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEST END INDIANA BANCSHARES, INC.

Date: May 16, 2016	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: May 16, 2016	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

