Form 10-Q
period 2016-06-30
West End Indiana Bancshares, Inc.
filed 2016-08-12
CIK 1523854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

YES ☐     NO ☒

As of August 12, 2016, there were 1,100,432 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$1,375,402	$1,474,318
Interest-bearing demand deposits	5,660,210	5,363,107
Cash and cash equivalents	7,035,612	6,837,425
Investment securities available for sale	24,659,060	28,100,901
Loans held for sale	521,842	1,668,264
Loans, net of allowance for loan losses of $2,305,451 and $2,192,709	228,159,827	218,008,838
Premises and equipment	3,671,838	3,583,353
Federal Home Loan Bank stock	1,328,900	1,323,000
Interest receivable	939,716	1,079,875
Bank-owned life insurance	6,554,423	5,279,009
Foreclosed real estate held for sale	793,702	807,702
Other assets	4,276,792	4,334,433

Total assets	$277,941,712	$271,022,800

Liabilities and Equity

Liabilities
Deposits	$219,343,024	$215,278,068
Federal Home Loan Bank advances	29,000,000	27,000,000
Interest payable	72,820	75,412
Other liabilities	958,345	1,265,015
Total liabilities	249,374,189	243,618,495

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,100,432 and 1,106,476	11,004	11,065
Additional paid in capital	6,407,230	6,367,059
Retained earnings	22,952,274	22,081,030
Unearned employee stock ownership plan (ESOP)	(868,620)	(896,640)
Accumulated other comprehensive income (loss)	65,635	(158,209)
Total stockholders’ equity	28,567,523	27,404,305
Total liabilities and stockholders’ equity	$277,941,712	$271,022,800

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,222,932	$3,024,486	$6,344,162	$5,866,866
Investment securities	108,052	169,642	225,954	374,683
Other	19,026	16,618	36,736	35,586
Total interest income	3,350,010	3,210,746	6,606,852	6,277,135

Interest Expense
Deposits	370,734	304,071	729,537	594,006
Federal Home Loan Bank advances	107,611	115,089	229,261	223,370
Total interest expense	478,345	419,160	958,798	817,376

Net Interest Income	2,871,665	2,791,586	5,648,054	5,459,759
Provision for loan losses	497,500	300,000	767,500	630,000
Net Interest After Provision for Loan Losses	2,374,165	2,491,586	4,880,554	4,829,759

Other Income
Service charges on deposit accounts	162,364	134,493	307,558	257,357
Loan servicing income, net	30,998	36,807	19,946	24,836
Debit card income	89,964	78,758	171,671	151,017
Gain on sale of loans	537,424	61,782	637,970	150,648
Net realized gains on sales of available-for-sale securities (includes $9,691 and $0 $23,894 and $24,625, respectively, related to accumulated other comprehensive earnings reclassifications)	9,691	-	23,894	24,625
Gain on cash surrender value of life insurance	43,439	33,330	75,414	64,244
Gain (loss) on sale of other assets	(116,577)	(1,591)	(116,454)	22,408
Other income	314	4,247	772	15,680
Total other income	757,617	347,826	1,120,771	710,815

Other Expense
Salaries and employee benefits	1,265,091	1,214,248	2,514,016	2,417,232
Net occupancy	147,737	133,362	279,699	253,448
Data processing fees	99,490	79,471	179,527	160,267
Professional fees	108,671	137,920	196,746	249,871
Director expenses	34,240	43,819	59,786	87,692
Advertising	54,602	65,643	116,785	125,647
ATM charges	71,137	61,527	136,215	120,132
Postage and courier	59,794	64,580	120,144	122,095
FDIC insurance premiums	62,500	46,454	107,500	97,454
Other expenses	409,978	357,383	765,221	625,839
Total other expenses	2,313,240	2,204,407	4,475,639	4,259,677

Income Before Income Tax	818,542	635,005	1,525,686	1,280,897
Income tax expense (includes $3,838 and $0, $9,464 and $9,754 respectively, related to income tax expense from reclassification items)	285,343	227,030	535,070	454,101

Net Income	$533,199	$407,975	$990,616	$826,796
Earnings Per Share
Basic	$0.52	$0.34	$0.97	$0.69
Diluted	0.51	0.34	0.96	0.69
Dividends Per Share	0.06	0.06	0.12	0.12

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)
Net income	$533,199	$407,975	$990,616	$826,796
Other comprehensive income (loss), net of tax

Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $51,397 and $(154,330), $156,222 and $(113,390)	78,394	(235,391)	238,274	(172,954)

Less: Reclassification adjustment for gains included in net income, net of tax expense of $3,838 and $0, $9,464 and $9,754.	5,853	-	14,430	14,871
	72,541	(235,391)	223,844	(187,825)
Comprehensive income	$605,740	$172,584	$1,214,460	$638,971

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
Operating Activities
Net income	$990,616	$826,796
Items not requiring (providing) cash
Provision for loan losses	767,500	630,000
Depreciation and amortization	141,874	110,839
Investment securities amortization, net	166,140	227,523
Investment securities gains	(23,894)	(24,625)
Loan originated for sale	(11,025,236)	(7,956,732)
Proceeds on loan sold	12,893,876	6,791,635
Losses (gains) on other assets	116,454	(22,408)
ESOP shares earned	64,133	58,071
Stock based compensation	143,272	140,214
Gains on loans sold	(637,970)	(150,648)
Net change in
Interest receivable	140,159	84,043
Interest payable	(2,592)	8,127
Cash surrender value of life insurance	(75,414)	(64,244)
Other adjustments	(337,082)	(326,898)
Net cash provided by operating activities	3,321,836	331,693

Investing Activities
Purchases of securities available for sale	(2,072,026)	-
Proceeds from maturities of securities available for sale	2,092,650	2,904,158
Proceeds from sales of securities available for sale	3,649,573	3,007,542
Proceeds from redemption of Federal Home Loan Bank Stock	-	174,000
Purchase of FHLB stock	(5,900)	-
Net change in loans	(11,062,022)	(18,384,332)
Purchase of premises and equipment	(332,233)	(102,432)
Proceeds from sale of foreclosed real estate	-	441,054
Purchase of bank owned life insurance	(1,200,000)	-
Net cash used in investing activities	(8,929,958)	(11,960,010)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	7,517,410	(908,928)
Net change in certificates of deposit	(3,452,454)	6,483,626
Repurchased shares	(139,275)	(1,254,489)
Repayment of FHLB advances	(12,000,000)	(4,000,000)
Proceeds from FHLB advances	14,000,000	11,000,000
Cash dividends	(119,372)	(140,922)
Net cash provided by financing activities	5,806,309	11,179,287

Net Change in Cash and Cash Equivalents	198,187	(449,030)

Cash and Cash Equivalents, Beginning of Period	6,837,425	9,861,698

Cash and Cash Equivalents, End of Period	$7,035,612	$9,412,668

Additional Cash Flows Information
Interest paid	$961,390	$809,250
Income tax paid	536,000	570,000
Real estate acquired in settlement of loans	17,500	167,595
Sale and financing of foreclosed real estate	23,610	47,387

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2016

	Common Stock		Additional		Unearned	Accumulated Other	Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	ESOP Shares	Comprehensive Income (Loss)	Stockholders' Equity
	(Unaudited)
Balances at January 1, 2016	1,106,476	$11,065	$6,367,059	$22,081,030	$(896,640)	$(158,209)	$27,404,305
Net income	-	-	-	990,616	-	-	990,616
Other comprehensive income	-	-	-	-	-	223,844	223,844
ESOP shares earned	-	-	36,113	-	28,020	-	64,133
Stock Based Compensation Expense	-	-	143,272	-	-	-	143,272
Shares Repurchased	(6,044)	(61)	(139,214)	-	-	-	(139,275)
Cash dividends ($0.12 per share)	-	-	-	(119,372)	-	-	(119,372)
Balances at June 30, 2016	1,100,432	$11,004	$6,407,230	$22,952,274	$(868,620)	$65,635	$28,567,523

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2015. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2016, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	June 30, 2016 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$6,520	$154	$-	$6,674
Mortgage-backed securities - GSE residential	18,030	67	(112)	17,985
Total available for sale	$24,550	$221	$(112)	$24,659

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$9,168	$60	$(57)	$9,171
Mortgage-backed securities – GSE residential	19,194	12	(276)	18,930
Total available for sale	$28,362	$72	$(333)	$28,101

The amortized cost and fair value of securities available for sale at June 30, 2016 (unaudited) and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016 (Unaudited)		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$—	$—	$547	$545
Five to ten years	1,482	1,499	2,536	2,545
After ten years	5,038	5,175	6,085	6,081
	6,520	6,674	9,168	9,171
Mortgage-backed securities - GSE residential	18,030	17,985	19,194	18,930
Totals	$24,550	$24,659	$28,362	$28,101

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $1,057,000 at June 30, 2016 (unaudited). Securities pledged at December 31, 2015 were $1,162,000.

Activities related to the sales of securities available for sale for the three and six months ended June 30, 2016 (unaudited) and 2015 (unaudited) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Thousands)
Proceeds from sales of available-for sale securities	$911	$-	$3,650	$3,008
Gross gains on sales	10	-	25	31
Gross losses on sales	-	-	1	6

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2016 (unaudited) and December 31, 2015 was $6,662,000 and $21,008,000 which is approximately 27% and 75% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at June 30, 2016 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$-	$-	$-	$-	$-	$-
Mortgage-backed securities - GSE residential	1,050	(5)	5,612	(107)	6,662	(112)
	$1,050	$(5)	$5,612	$(107)	$6,662	$(112)

Securities with unrealized losses at December 31, 2015 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$3,239	$(44)	$908	$(13)	$4,147	$(57)
Mortgage-backed securities - GSE residential	8,498	(67)	8,363	(209)	16,861	(276)
	$11,737	$(111)	$9,271	$(222)	$21,008	$(333)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

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

Categories of loans include:

	(Unaudited)
	June 30, 2016	December 31, 2015
	(In Thousands)
Commercial	$14,305	$14,076
Real estate loans
Residential	60,439	60,968
Commercial and multi-family	50,996	47,721
Construction	6,320	3,475
Second mortgages and equity lines of credit	5,779	5,521
Consumer loans
Indirect	76,576	73,166
Other	16,158	15,390
	230,573	220,317
Less
Net deferred loan fees, premiums and discounts	108	115
Allowance for loan losses	2,305	2,193
Total loans	$228,160	$218,009

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

The following table presents by portfolio segment the activity in the allowance for loan losses for the three and six months ended June 30, 2016 (unaudited) and 2015 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2016:
Balance, beginning of period	$41	$368	$834	$4	$7	$987	$2,241
Provision for losses	14	(20)	(17)	—	(1)	521	497
Recoveries on loans	—	—	—	—	—	18	18
Loans charged off	(14)	—	—	—	—	(437)	(451)
Balance, end of period	$41	$348	$817	$4	$6	$1,089	$2,305

Six Months Ended June 30, 2016
Balance, beginning of period	$44	$390	$749	$3	$11	$996	$2,193
Provision for losses	11	(32)	68	1	(5)	724	767
Recoveries on loans	—	4	—	—	—	54	58
Loans charged off	(14)	(14)	—	—	—	(685)	(713)
Balance, end of period	$41	$348	$817	$4	$6	$1,089	$2,305

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2015:
Balance, beginning of period	$6	$399	$701	$2	$13	$878	$1,999
Provision for losses	2	40	23	(1)	(5)	241	300
Recoveries on loans	—	5	—	—	—	29	34
Loans charged off	—	(27)	—	—	—	(205)	(232)
Balance, end of period	$8	$417	$724	$1	$8	$943	$2,101

Six Months Ended June 30, 2015:
Balance, beginning of period	$29	$447	$694	$2	$14	$758	$1,944
Provision for losses	(21)	(24)	30	(1)	(6)	652	630
Recoveries on loans	—	21	—	—	—	49	70
Loans charged off	—	(27)	—	—	—	(516)	(543)
Balance, end of period	$8	$417	$724	$1	$8	$943	$2,101

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2016 (unaudited) and December 31, 2015:

		(Unaudited)
		June 30, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of Period	$41	$348	$817	$4	$6	$1,089	$2,305
Individually evaluated for impairment	—	—	357	—	—	—	357
Collectivity evaluated for impairment	$41	$348	$460	$4	$6	$1,089	$1,948

Loans:
Ending balance	14,305	60,439	50,996	6,320	5,779	92,734	230,573
Individually evaluated for impairment	—	—	2,288	—	—	—	2,288
Collectivity evaluated for impairment	14,305	60,439	48,708	6,320	5,779	92,734	228,285

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$44	$390	$749	$3	$11	$996	$2,193
Individually evaluated for impairment	—	—	357	—	—	—	357
Collectivity evaluated for impairment	44	390	392	3	11	996	1,836

Loans:
Ending balance	14,076	60,968	47,721	3,475	5,521	88,556	220,317
Individually evaluated for impairment	—	—	2,337	—	—	—	2,337
Collectivity evaluated for impairment	14,076	60,968	45,384	3,475	5,521	88,556	217,980

The following table presents the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2016 (unaudited) and December 31, 2015:

		(Unaudited)
		June 30, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$14,215	$60,439	$43,645	$6,320	$5,779	$92,734	$223,132
Watch	75	—	1,276	—	—	—	1,351
Special Mention	15	—	3,191	—	—	—	3,206
Substandard	—	—	2,884	—	—	—	2,884
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$14,305	$60,439	$50,996	$6,320	$5,779	$92,734	$230,573

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$14,001	$60,968	$40,342	$3,475	$5,521	$88,556	$212,863
Watch	75	—	1,305	—	—	—	1,380
Special Mention	—	—	3,115	—	—	—	3,115
Substandard	—	—	2,959	—	—	—	2,959
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$14,076	$60,968	$47,721	$3,475	$5,521	$88,556	$220,317

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

The following table presents the Bank’s loan portfolio aging analysis as of June 30, 2016 (unaudited) and December 31, 2015:

		(Unaudited)
		June 30, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$11	$109	$117	$—	$—	$841	$1,078
60-89 days past due	53	83	10	—	16	568	730
Greater than 90 days and accruing	—	41	8	—	—	612	661
Nonaccrual	—	515	2,288	—	50	—	2,853
Total past due and nonaccrual	64	748	2,423	—	66	2,021	5,322
Current	14,241	59,691	48,573	6,320	5,713	90,713	225,251
Total	$14,305	$60,439	$50,996	$6,320	$5,779	$92,734	$230,573

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$19	$55	$—	$—	$8	$918	$1,000
60-89 days past due	14	43	—	—	7	219	283
Greater than 90 days and accruing	—	149	—	—	50	899	1,098
Nonaccrual	—	564	2,337	—	30	—	2,931
Total past due and nonaccrual	33	811	2,337	—	95	2,036	5,312
Current	14,043	60,157	45,384	3,475	5,426	86,520	215,005
Total	$14,076	$60,968	$47,721	$3,475	$5,521	$88,556	$220,317

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2016 (unaudited) and for the year ended December 31, 2015:

		(Unaudited)
		June 30, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$122	$—	$—	$—	$122
Unpaid principal balance	—	—	122	—	—	—	122

Impaired loans with a specific allowance:
Recorded investment	—	—	2,166	—	—	—	2,166
Unpaid principal balance	—	—	2,275	—	—	—	2,275
Specific allowance	—	—	357	—	—	—	357

Total impaired loans:
Recorded investment	—	—	2,288	—	—	—	2,288
Unpaid principal balance	—	—	2,397	—	—	—	2,397
Specific allowance	—	—	357	—	—	—	357

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$—	$—	$122	$—	$—	$—	$122
Unpaid principal balance	—	—	151	—	—	—	151

Impaired loans with a specific allowance:
Recorded investment	—	—	2,214	—	—	—	2,214
Unpaid principal balance	—	—	2,275	—	—	—	2,275
Specific allowance	—	—	357	—	—	—	357

Total impaired loans:
Recorded investment	—	—	2,337	—	—	—	2,337
Unpaid principal balance	—	—	2,426	—	—	—	2,426
Specific allowance	—	—	357	—	—	—	357

The following table present by portfolio classes information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2016 (unaudited) and 2015 (unaudited):

(Unaudited)
Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
(In Thousands)
Three Months Ended June 30, 2016:
Total impaired loan:
Average recorded investment	$—	$—	$2,300	$—	$—	$—	$2,300
Interest income recognized	—	—	—	—	—	—	—
Interest income recognized on a cash basis	—	—	—	—	—	—	—

(Unaudited)
Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
(In Thousands)
Six Months Ended June 30, 2016:
Total impaired loan:
Average recorded investment	$—	$—	$2,312	$—	$—	$—	$2,312
Interest income recognized	—	—	—	—	—	—	—
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2015:
Total impaired loan:
Average recorded investment	$—	$—	$3,100	$—	$—	$—	$3,100
Interest income recognized	—	—	5	—	—	—	5
Interest income recognized on a cash basis	—	—	—	—	—	—	—

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Six Months Ended June 30, 2015:
Total impaired loan:
Average recorded investment	$—	$—	$3,100	$—	$—	$—	$3,100
Interest income recognized	—	—	36	—	—	—	36
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

During the three and six months ended June 30, 2016 (unaudited) and 2015 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three and six months ended June 30, 2016 (unaudited) and 2015.

At June 30, 2016 and December 31, 2015, the balance of real estate owned included $95,000 and $109,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At June 30, 2016 and December 31, 2015, there were $626,000 and $618,000, respectively, of residential real estate loans in process of foreclosure.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include municipal bonds and mortgage-backed securities. At June 30, 2016 (unaudited) and December 31, 2015, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 (unaudited) and December 31, 2015:

		(Unaudited)
		June 30, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$6,674	$—	$6,674	$—
Mortgage-backed securities - GSE residential	17,985	—	17,985	—
Mortgage-servicing rights	648	—	—	648

		December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$9,171	$—	$9,171	$—
Mortgage-backed securities - GSE residential	18,930	—	18,930	—
Mortgage-servicing rights	646	—	—	646

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited)
	Mortgage-Servicing Rights
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In Thousands)
Balances, beginning of period	$628	$535	$646	$549
Total unrealized gains (losses) included in net income	7	22	(21)	(3)
Additions (rights recorded on sale of loans)	31	25	65	58
Settlements (payments)	(18)	(22)	(42)	(44)
Balances, end of period	$648	$560	$648	$560

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$1,857	$—	$—	$1,857

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands) (unaudited)
Mortgage-servicing rights	$648	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	4.9% -5.8% (5.5%) 10.4% - 14.5% (12.8%) 2.5-3.9 (3.7)

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$1,857	Comparative sales based on independent appraisals	Marketability Discount	20.0%
Mortgage-servicing rights	$646	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -6.0% (5.8%) 9.0% - 13.2% (11.7%) 2.6 – 4.2 (3.8)

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2016 (unaudited) and December 31, 2015:

	(Unaudited)
	June 30, 2016
		Fair Value
	Carrying Amount	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$7,036	$7,036	$-	$-
Loan held for sale	522	-	522	-
Loans, net	228,160	-	-	231,077
Federal Home Loan Bank stock	1,329	-	1,329	-
Interest receivable	940	-	940	-
Financial liabilities
Deposits	219,343	114,233	105,790	-
Federal Home Loan Bank advances	29,000	-	28,945	-
Interest payable	73	-	73	-

	December 31, 2015
		Fair Value
	Carrying Amount	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$6,837	$6,837	$-	$-
Loan held for sale	1,668	-	1,668	-
Loans, net	218,009	-	-	220,493
Federal Home Loan Bank stock	1,323	-	1,323	-
Interest receivable	1,080	-	1,080	-
Financial liabilities
Deposits	215,278	106,716	109,123	-
Federal Home Loan Bank advances	27,000	-	26,962	-
Interest payable	75	-	75	-

NOTE 7: Recent Accounting Pronouncements

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

For an entity that prospectively applies the guidance, the only required transition disclosure will be to disclose, if applicable, both the nature and the amount of an item included in income from continuing operations after adoption that adjusts an extraordinary item previously classified and presented before the date of adoption. An entity retrospectively applying the guidance should provide the disclosures in paragraphs 250-10-50-1 through 50-2. The company adopted the methodologies prescribed by this ASU by the date required. Adoption of the ASU did not a have a significant effect on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact adopting this ASU.

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

	(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net Income	$533	$408	$991	$827
Allocated to participating securities	(17)	(15)	(32)	(31)
Net income allocated to common stockholders	$516	$393	$959	$796

Weighted average common shares outstanding, gross	1,105,866	1,283,150	1,106,171	1,295,806
Less: Average unearned ESOP shares and participating securities	(119,932)	(136,739)	(121,369)	(138,178)
Weighted average common shares outstanding, net	985,934	1,146,411	984,802	1,157,628
Effect of diluted based awards	18,681	8,763	15,409	4,472
Weighted average shares and common stock equivalents	1,004,615	1,155,174	1,000,211	1,162,100

Income per common share:
Basic	$0.52	$0.34	$0.97	$0.69
Diluted	$0.51	$0.34	$0.96	$0.69

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	2,500	-	2,500

NOTE 9: Share Based Compensation (Unaudited)

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the Plan is 196,140. Total share-based compensation expense for the three and six months ended June 30, 2016, and 2015 was $72,000 and $143,000, and $70,000 and $140,000, respectively.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2016	125,550	$18.77	7.3
Granted	11,000	21.50	9.7
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at June 30, 2016	136,550	$18.99	7.0

Exercisable options outstanding at June 30, 2016	73,430	$18.76	7.0

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2015	125,300	$18.75	8.5
Granted	2,500	20.00	9.5
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at June 30, 2015	127,800	$18.77	8.0

Exercisable options outstanding at June 30, 2015	50,120	$18.75	8.0

As of June 30, 2016 and December 31, 2015, the Company had $175,000 and $182,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Exercisable options vested in the six months ended June 30, 2016 and 2015 were 25,060 and 25,060, respectively. Stock option expense for the three and six months ended June 30, 2016 and 2015 was $20,000, $38,000, $18,000 and $36,000, respectively. The aggregate grant date fair value of the stock options granted in 2016 was $32,000. The total intrinsic value of options as of June 30, 2016 and June 30, 2015 was $786,000 and $479,000, respectively. The total intrinsic value of exercisable options as of June 30, 2016 and June 30, 2015 was $441,000 and $188,000, respectively.

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value

Non-vested at January 1, 2016	33,624	$18.75
Granted	—	—
Vested	11,208	18.75
Forfeited	—	—
Non-vested at June 30, 2016	22,416	$18.75

As of June 30, 2016 and December 31, 2015, the Company had $412,000 and $517,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and six months ended June 30, 2016, and 2015 was, $52,000, $105,000, $53,000 and $105,000, respectively.

NOTE 10: Employee Stock Ownership Plan

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

ESOP expense for the three and six months ended June 30, 2016 was $33,000 and $64,000, respectively.

	June 30,
	2016	2015

Allocated shares	21,583	16,812
Unreleased shares	89,664	95,268
Total ESOP shares	111,247	112,080

Fair value of unreleased shares at June 30 (in thousands)	$2,219	$2,144

At June 30, 2016 and 2015 the fair value of the 21,583 and 16,812 allocated shares held by the ESOP was $534,000 and $378,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total assets increased $6.9 million, or 2.6%, to $277.9 million at June 30, 2016 from $271.0 million at December 31, 2015. The increase was primarily the result of an increase in net loans, and bank-owned life insurance, offset in part by a decrease in investment securitites available for sale.

Total cash and cash equivalents increased $199,000, or 2.9%, to $7.0 million at June 30, 2016 from $6.8 million at December 31, 2015. The decrease in total cash and cash equivalents reflected fluctuations in balances for funding normal daily operations.

Securities classified as available for sale decreased $3.4 million, or 12.2%, to $24.7 million at June 30, 2016 from $28.1 million at December 31, 2015. The decrease is primarily the result of $3.6 million of securities sold and cash flow from maturities and pay downs on mortgage backed securities offset by $2.0 million in purchases of securities available for sale. At June 30, 2016, securities classified as available for sale consisted of mortgage-backed securities and municipal obligations.

Net loans, including loans held for sale, increased $9.0 million, or 4.1%, to $228.7 million at June 30, 2016 from $219.7 million at December 31, 2015, due to increases in commercial real estate and multifamily loans of $3.3 million, construction loans of $2.8 million, and indirect consumer loans of $3.4 million, offset by a decrease in one-to four-family residential loans of $529,000. Total loans held for sale decreased $1.1 million. Total non-performing loans decreased $515,000 to $3.5 million at June 30, 2016 from $4.0 million at December 31, 2015.

Deposits increased $4.1 million, or 1.9%, to $219.3 million at June 30, 2016 from $215.3 million at December 31, 2015. The growth was due to increases in non-interest bearing accounts of $1.8 million, interest bearing checking accounts of $2.6 million, money market deposit accounts of $775,000 and savings accounts of $2.4 million, offset by a decrease in certificate of deposit accounts of $3.4 million. The decrease in certificate of deposit accounts is due to a single public fund certificate of deposit of $5.0 million that matured and closed in the first quarter of 2016, the decrease was offset by an increase in certificates of deposits within the local market.

Federal Home Loan Bank advances increased $2.0 million to $29.0 million at June 30, 2016, from $27.0 million at December 31, 2015.

Total equity increased $1.2 million to $28.6 million at June 30, 2016, from $27.4 million at December 31, 2015. The increase was a result of net income of $991,000 for the period ended June 30, 2016, along with an increase to accumulated other comprehensive income of $224,000 offset by dividends paid to shareholders of $119,000.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General. We recorded net income of $533,000 for the quarter ended June 30, 2016 compared to net income of $408,000 for the quarter ended June 30, 2015. The increase to net income resulted primarily from an increase in total other income and net interest income offset by increases in the provision for loan losses, and total other expense.

Interest Income. Interest income increased $139,000, or 4.3%, to $3.3 million for the quarter ended June 30, 2016 from $3.2 million for the quarter ended June 30, 2015. The average balance of total interest-earning assets increased $7.8 million, or 3.1%, to $264.1 million for the quarter ended June 30, 2016 from $256.3 million for the quarter ended June 30, 2015 as the average weighted rate earned on these assets also increased 7 basis points to 5.10% for the 2016 period from 5.03% from the 2015 period. The increase in the average weighted rate earned was due to a change in asset mix. Loans, which generally carry a higher interest rate than investments and other interest-earning deposits, were a higher percentage of interest-earning assets for 2016 as compared to 2015.

Interest income on loans increased $198,000, or 6.6%, to $3.2 million for the quarter ended June 30, 2016 from $3.0 million for the quarter ended June 30, 2015, as the increase in the average balance of loans was offset by a decrease in the average weighted yield on our loans. The average balance of net loans increased $20.3 million, or 9.7%, to $228.9 million for the quarter ended June 30, 2016 from $208.6 million for the quarter ended June 30, 2015. However, the average weighted yield on our loan portfolio decreased 15 basis points to 5.66% for the quarter ended June 30, 2016 from 5.81% for the quarter ended June 30, 2015, reflecting the lower market interest rate environment.

Interest income on investment securities decreased $62,000 to $108,000 for the 2016 quarter from $170,000 for the 2015 quarter. The average balance of our securities available for sale decreased $12.7 million, or 33.9%, to $24.8 million for the quarter ended June 30, 2016 from $37.5 million for the quarter ended June 30, 2015. The average yield on our securities portfolio decreased to 1.75% for the quarter ended June 30, 2016 from 1.82% for the quarter ended June 30, 2015.

Interest Expense. Interest expense increased $59,000, or 14.1%, to $478,000 for the quarter ended June 30, 2016 from $419,000 for the quarter ended June 30, 2015. The increase resulted from an increase in interest expense on deposits of approximately $67,000 offset by a $7,000 decrease in interest expense on FHLB advances. The average weighted rate paid on deposits decreased 10 basis points to 0.75% for the quarter ended June 30, 2016 from 0.65% for the quarter ended June 30, 2015. The average balance of interest-bearing deposits increased $10.7 million, or 5.7%, to $198.6 million for the quarter ended June 30, 2016 from $187.9 million for the quarter ended June 30, 2015. The increase in the average balance of interest bearing deposits was comprised of increases in interest bearing checking accounts of $1.7 million, savings accounts by $3.4 million and certificates of deposits by $7.1 million, offset by a decrease in money market deposit accounts of $1.5 million.

The average balance of our certificates of deposit increased $7.1 million, or 7.2%, to $105.6 million for the quarter ended June 30, 2016 from $98.5 million for the quarter ended June 30, 2015. The rate paid on certificate of deposits increased 19 basis points to 1.20% for the 2016 period from 1.01% for the 2015 period. This rate increase was due to management’s decision to utilize financial institution certificates of deposit compared to other wholesale funding to fund loan growth. Checking, money market and savings accounts interest expense remained relatively unchanged at $55,000 for the quarter ending June 30, 2016 from $56,000 for the quarter ending June 30, 2015.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $7,000, or 6.1%, to $108,000 for the quarter ended June 30, 2016 from $115,000 for the quarter ended June 30, 2015. The decrease reflected a reduction of 7 basis points in the average weighted rate to 1.41% for the 2016 quarter from 1.48% from the 2015 quarter and a decrease in the average balance of advances to $30.6 million for the quarter ending June 30, 2016 from $31.1 million for the quarter ending June 30, 2015.

Net Interest Income. Net interest income increased $80,000, or 2.9%, to $2.9 million for the quarter ended June 30, 2016 from $2.8 million for the quarter ended June 30, 2015. Our net interest rate spread increased remained steady at 4.26% for the quarters ending June 30, 2016 and 2015.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $498,000 for the quarter ended June 30, 2016 compared to $300,000 for the quarter ended June 30, 2015, an increase of $198,000. The increase to the provision was based on managements quarterly analysis of the loan portfolio and credit quality indicators including charge off trends and qualitative factors. The allowance for loan losses was $2.3 million, or 1.0% of total loans, at June 30, 2016, compared to $2.1 million, or 0.99% of total loans, at June 30, 2015. This increase was due primarily to increased balances in our loan portfolio of $18.5 million. Non-performing loans including troubled debt restructurings decreased to $3.5 million at June 30, 2016 from $4.5 million at June 30, 2015. The allowance for loan losses as a percentage of non-performing loans including troubled debt restructurings was 65.6% at June 30, 2016 compared to 46.6% at June 30, 2015. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2016 and 2015.

Noninterest Income. Other income increased $410,000, or 117.8%, to $758,000 for the quarter ended June 30, 2016 from $348,000 for the quarter ended June 30, 2015. The increase was primarily due to an increase in gain on loan sales of $476,000 to $537,000 for the quarter ended June 30, 2016 from $62,000 for the quarter ended June 30, 2015, offset by a loss on sale of other assets of $115,000 to $117,000 at June 30, 2016 from $2,000 at June 30, 2015. The increase in gain on sale of loans was due to the sale of the guaranteed portion of two SBA Loans, the loss on sale of other assets was due to the disposal of assets of $139,000.

Noninterest Expense. Other expense increased $109,000, or 4.9%, to $2.3 million for the quarter ended June 30, 2016 from $2.2 million for the quarter ended June 30, 2015. Changes included an increase in salaries and employee benefits of $51,000 and an increase in other expenses of $53,000. Salaries and employee benefits increased due to normal cost of living adjustments and merit increases, and other benefit programs. Other expenses consist of expenses related to repossession of collateral and software expense.

Income Tax Expense. We recorded a $285,000 income tax expense for the quarter ended June 30, 2016 compared to a $227,000 income tax expense for the 2015 period, reflecting income before income tax expense of $819,000 during the 2016 quarter versus income before income tax expense of $635,000 for the quarter ended June 30, 2015. Our effective tax rate was 34.9% for the quarter ended June 30, 2016 compared to 35.8% for the quarter ended June 30, 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General. Net income increased to $991,000 for the six months ended June 30, 2016 compared to net income of $827,000 for the six months ended June 30, 2015. The increase in net income was due primarily to increases in interest income and total other income, offset by increases to interest expense and total other expense.

Interest Income. Interest income increased $330,000, or 5.2%, to $6.6 million for the six months ended June 30, 2016 from $6.3 million for the six months ended June 30, 2015. The average balance of total interest-earning assets increased $9.3 million, or 3.7%, to $262.4 million for the six months ended June 30, 2016 from $253.1 million for the six months ended June 30, 2015. The average yield on total interest-earning assets increased 5 basis points to 5.05% for the 2016 period from 5.00% for the 2015 period.

Interest income and fees on loans increased $477,000, or 8.1%, to $6.3 million for the six months ended June 30, 2016 from $5.9 million for the six months ended June 30, 2015, as the increase in the average balance of loans was offset in part by a decrease in the average yield on loans. The average balance of loans increased $21.6 million, or 10.6%, to $225.9 million for the six months ended June 30, 2016 from $204.3 million for the six months ended June 30, 2015. However, the average weighted yield on the loan portfolio decreased 16 basis points to 5.63% for the six months ended June 30, 2016 from 5.79% for the six months ended June 30, 2015, reflecting the continued lower market interest rate environment.

Interest income on investment securities decreased $149,000, or 39.7%, to $226,000 for the six months ended June 30, 2016 from $375,000 for the six months ended June 30, 2015. The decrease resulted primarily from a decrease in the average balance of securities available for sale, which decreased $13.8 million, or 34.8%, to $25.8 million for the six months ended June 30, 2016 from $39.6 million for the 2015 period. The average yield on the securities portfolio decreased to 1.75% for the six months ended June 30, 2016 from 1.91% for the six months ended June 30, 2015, resulting from lower market interest rates.

Interest Expense. Total interest expense increased $141,000 or 17.3%, to $959,000 for the six months ended June 30, 2016 from $817,000 for the six months ended June 30, 2015. The average rate we paid on deposits increased 10 basis points to 0.74% for the six months ended June 30, 2016 from 0.64% for the six months ended June 30, 2015. The average balance of interest-bearing deposits increased $10.8 million, or 5.8%, to $197.1 million for the six months ended June 30, 2016 from $186.3 million for the six months ended June 30, 2015. The increase in the average balance of deposits was comprised of increases in interest bearing checking of $1.0 million, savings accounts of $2.8 million and certificates of deposits of $9.6 million, offset by a decrease in the average balance of money market deposit accounts of $2.6 million.

The average balance of our certificates of deposit increased $9.6 million, or 9.8%, to $107.0 million for the six months ended June 30, 2016 from $97.4 million for the six months ended June 30, 2015. The Bank utilized financial institution certificates of deposit to fund loan growth for the period. The increase in average balance of certificates of deposit and increase in interest rate paid resulted in an increase in interest expenses of 17 basis points on the average rate paid of 1.17% in the 2016 period from 1.00% in 2015, while interest expense increased $139,000 for the 2016 period as compared to the 2015 period. Interest bearing checking, money market and savings accounts interest expense decreased a total of $3,000 to $109,000 for the period ending June 30, 2016 from $111,000 for the period ending June 30, 2015.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $6,000, or 2.7%, to $229,000 for the six months ended June 30, 2016 from $223,000 for the six months ended June 30, 2015. The average balance of borrowed funds increased $111,000 and the average weighted rate increased 3 basis points to 1.54% for the 2016 period from 1.51% from the 2015 period.

Net Interest Income. Net interest income increased $188,000, or 3.4%, to $5.7 million for the six months ended June 30, 2016 from $5.5 million for the six months ended June 30, 2015. Our net interest rate spread decreased to 4.20% for the six months ended June 30, 2016 from 4.24% for the six months ended June 30, 2015, and net interest margin decreased slightly to 4.30% for the six months ended June 30, 2016 from 4.31% for six months ended June 30, 2015.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” in our annual report on Form 10-K filed on March 30, 2016, we recorded a provision for loan losses of $768,000 for the six months ended June 30, 2016 and $630,000 for the six months ended June 30, 2015. The increase to the provision is based on increased loan volume and management’s quarterly analysis of the loan portfolio and credit quality indicators including charge-off trends and qualitative factors. The allowance for loan losses was $2.3 million, or 1.0% of total loans, at June 30, 2016, compared to $2.1 million, or 0.99% of total loans, at June 30, 2015. Total nonperforming loans were $3.5 million at June 30, 2016, compared with $4.5 million at June 30, 2015. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2016 and 2015.

Noninterest Income. Other income increased $410,000, or 57.7%, to $1.1 million for the six months ended June 30, 2016 from $711,000 for the six months ended June 30, 2015. The increase was primarily due to an increase in gain on sale of loans of $487,000 and an increase in service charges on deposit accounts of $50,000, offset by a loss on sale of other assets of $139,000. The increase in gain on sale of loans was primarily due to the sale of the guaranted portion of two SBA loans, and the loss on sale of other assets was due to the disposal of assets of $139,000.

Noninterest Expense. Other expense increased $216,000, or 5.0%, to $4.48 million for the six months ended June 30, 2016 from $4.3 million for the six months ended June 30, 2015. Salaries and employee benefits increased $97,000 to $2.5 million for the six months ended June 30, 2016 from $2.4 million for the six months ended June 30, 2015 due to normal cost of living adjustments and other normal quarterly increases. Other expenses increased $139,000 to $765,000 for the six months ended June 30, 2016 from $626,000 for the six months ended June 30, 2015, which included expenses related to repossession of collateral and software expenses. Offsetting these increases we saw a decrease of professional fees of $53,000 to $197,000 for the six months ended June 30, 2016 from $250,000 for the six months ended June 30, 2015.

Income Tax Expense. A $535,000 income tax expense was recorded for the six months ended June 30, 2016 compared to a $454,000 income tax expense for the 2015 period, reflecting income of $1.5 million before income tax expense for the six months ended June 30, 2016, compared to income before income tax expense of $1.3 million for the six months ended June 30, 2015. Our effective tax rate was 35.1% for the six months ended June 30, 2016, compared to 35.5% for the six months ended June 30, 2015.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.3 million and $332,000 for the six months ended June 30, 2016 and 2015, respectively. Net cash (used) in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(8.9 million) and $(12.0 million) for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $5.8 million and $11.2 for the six months ended June 30, 2016 and 2015, respectively, resulting from our strategy of growing our Financial Institution certificates of deposit and FHLB advances to fund loan growth for this period.

At June 30, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $28.2 million, or 10.2% of adjusted total assets, which is above the required level of $11.1 million, or 4%; and total risk-based capital of $30.5 million, or 13.8% of risk-weighted assets, which is above the required level of $17.7 million, or 8%. Accordingly West End Bank, S.B. was categorized as well capitalized at June 30, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2016, we had outstanding commitments to originate loans of $16.7 million and stand-by letters of credit of $463,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2016 totaled $48.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016 there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) On May 25, 2016, the Board of Directors authorized a continuation of its stock repurchase program pursuant to which the Company may repurchase 5% of its common stock outstanding as of May 25, 2016, or approximately 56,000 shares.

The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	―	$	―	―	―
May 1, 2016 through May 31, 2016	―	$	―	―	56,000
June 1 , 2016 through June 30, 2016	6,044		$23.00	6,044	49,956

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: August 12, 2016	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: August 12, 2016	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer