Form 10-Q
period 2016-09-30
West End Indiana Bancshares, Inc.
filed 2016-11-14
CIK 1523854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

YES ☐     NO ☒

As of November 14, 2016, there were 1,064,582 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$2,168,573	$1,474,318
Interest-bearing demand deposits	7,990,006	5,363,107
Cash and cash equivalents	10,158,579	6,837,425
Investment securities available for sale	24,226,491	28,100,901
Loans held for sale	63,000	1,668,264
Loans, net of allowance for loan losses of $2,400,103 and $2,192,709	232,635,444	218,008,838
Premises and equipment	4,517,668	3,583,353
Federal Home Loan Bank stock	1,328,900	1,323,000
Interest receivable	906,560	1,079,875
Bank-owned life insurance	6,737,777	5,279,009
Foreclosed real estate held for sale	629,150	807,702
Other assets	4,354,860	4,334,433

Total assets	$285,558,429	$271,022,800

Liabilities and Equity

Liabilities
Deposits	$223,820,072	$215,278,068
Federal Home Loan Bank advances	32,000,000	27,000,000
Interest payable	81,254	75,412
Other liabilities	1,042,859	1,265,015
Total liabilities	256,944,185	243,618,495

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,084,882 and 1,106,476	10,849	11,065
Additional paid in capital	6,110,965	6,367,059
Retained earnings	23,367,752	22,081,030
Unearned employee stock ownership plan (ESOP)	(854,610)	(896,640)
Accumulated other comprehensive income (loss)	(20,712)	(158,209)
Total stockholders’ equity	28,614,244	27,404,305
Total liabilities and stockholders’ equity	$285,558,429	$271,022,800

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,369,951	$3,083,873	$9,714,113	$8,950,739
Investment securities	102,621	158,489	328,575	533,172
Other	17,550	16,608	54,286	52,194
Total interest income	3,490,122	3,258,970	10,096,974	9,536,105

Interest Expense
Deposits	373,014	340,648	1,102,551	934,654
Federal Home Loan Bank advances	99,893	121,454	329,154	344,824
Total interest expense	472,907	462,102	1,431,705	1,279,478

Net Interest Income	3,017,215	2,796,868	8,665,269	8,256,627
Provision for loan losses	534,000	362,000	1,301,500	992,000
Net Interest After Provision for Loan Losses	2,483,215	2,434,868	7,363,769	7,264,627

Other Income
Service charges on deposit accounts	172,841	151,634	480,399	408,991
Loan servicing income, net	17,088	43,131	37,034	67,967
Debit card income	91,561	79,379	263,232	230,396
Gain on sale of loans	75,524	91,870	713,494	242,518
Net realized gains on sales of available-for-sale securities (includes $107,289 and $4,825 $131,183 and $29,450, respectively, related to accumulated other comprehensive earnings reclassifications)	107,289	4,825	131,183	29,450
Gain on cash surrender value of life insurance	43,354	33,000	118,768	97,244
Gain (loss) on other assets	(110,738)	3,313	(227,192)	25,721
Other income	574	2,280	1,346	17,958
Total other income	397,493	409,432	1,518,264	1,120,245

Other Expense
Salaries and employee benefits	1,123,031	1,177,552	3,637,047	3,594,784
Net occupancy	147,696	127,564	427,395	381,012
Data processing fees	102,301	75,801	281,828	236,068
Professional fees	79,207	118,267	275,953	368,138
Director expenses	35,475	42,792	95,261	130,484
Advertising	74,223	68,891	191,008	194,538
ATM charges	76,361	66,602	212,576	186,734
Postage and courier	50,810	51,256	170,954	173,351
FDIC insurance premiums	30,000	51,500	137,500	148,954
Other expenses	400,462	316,913	1,165,683	942,749
Total other expenses	2,119,566	2,097,138	6,595,205	6,356,812

Income Before Income Tax	761,142	747,162	2,286,828	2,028,060
Income tax expense (includes $42,497 and $1,911, $51,962 and $11,665 respectively, related to income tax expense from reclassification items)	286,794	264,670	821,864	718,771

Net Income	$474,348	$482,492	$1,464,964	$1,309,289
Earnings Per Share
Basic	$0.47	$0.41	$1.44	$1.10
Diluted	0.46	0.41	1.42	1.09
Dividends Per Share	0.06	0.06	0.18	0.18

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)
Net income	$474,348	$482,492	$1,464,964	$1,309,289
Other comprehensive income, net of tax

Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $(14,114) and $112,591, $142,109 and $(799)	(21,553)	171,728	216,718	(1,226)

Less: Reclassification adjustment for gains included in net income, net of tax expense of $42,497 and $1,911, $51,962 and $11,665.	64,792	2,914	79,221	17,785
	(86,345)	168,814	137,497	(19,011)
Comprehensive income	$388,003	$651,306	$1,602,461	$1,290,278

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
Operating Activities
Net income	$1,464,964	$1,309,289
Items not requiring (providing) cash
Provision for loan losses	1,301,500	992,000
Depreciation and amortization	218,345	173,334
Investment securities amortization, net	246,943	338,037
Investment securities gains	(131,183)	(29,450)
Loan originated for sale	(13,670,734)	(12,151,110)
Proceeds on loan sold	16,045,347	11,399,691
Loss (gain) on other assets	227,192	(25,721)
ESOP shares earned	98,845	89,341
Stock based compensation	216,233	211,544
Gains on loans sold	(713,494)	(242,518)
Net change in
Interest receivable	173,315	73,085
Interest payable	5,842	13,903
Cash surrender value of life insurance	(118,768)	(97,244)
Other adjustments	(255,490)	(14,429)
Net cash provided by operating activities	5,108,857	2,039,752

Investing Activities
Purchases of securities available for sale	(7,519,051)	(482,955)
Proceeds from maturities of securities available for sale	3,159,926	4,359,412
Proceeds from sales of securities available for sale	8,345,420	6,017,528
Proceeds from redemption of Federal Home Loan Bank Stock	-	174,000
Purchase of FHLB stock	(5,900)	-
Net change in loans	(16,120,289)	(22,303,038)
Purchase of premises and equipment	(1,254,535)	(151,055)
Proceeds from sale of foreclosed real estate	112,322	446,827
Purchase of bank owned life insurance	(1,340,000)	-
Net cash used in investing activities	(14,622,107)	(11,939,281)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	7,710,843	2,740,932
Net change in certificates of deposit	831,161	7,539,812
Repurchased shares	(529,358)	(1,544,709)
Repayment of FHLB advances	(28,000,000)	(6,000,000)
Proceeds from FHLB advances	33,000,000	11,000,000
Cash dividends	(178,242)	(216,296)
Net cash provided by financing activities	12,834,404	13,519,739

Net Change in Cash and Cash Equivalents	3,321,154	3,620,210

Cash and Cash Equivalents, Beginning of Period	6,837,425	9,861,698

Cash and Cash Equivalents, End of Period	$10,158,579	$13,481,908

Additional Cash Flows Information
Interest paid	$1,426,987	$1,265,575
Income tax paid	784,000	770,000
Real estate acquired in settlement of loans	66,150	202,595
Sale and financing of foreclosed real estate	23,610	80,588

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2016

	Common Stock		Additional		Unearned	Accumulated Other	Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	ESOP Shares	Comprehensive Income (Loss)	Stockholders' Equity
	(Unaudited)
Balances at January 1, 2016	1,106,476	$11,065	$6,367,059	$22,081,030	$(896,640)	$(158,209)	$27,404,305
Net income	-	-	-	1,464,964	-	-	1,464,964
Other comprehensive income	-	-	-	-	-	137,497	137,497
ESOP shares earned	-	-	56,815	-	42,030	-	98,845
Stock Based Compensation Expense	-	-	216,233	-	-	-	216,233
Shares Repurchased	(21,594)	(216)	(529,142)	-	-	-	(529,358)
Cash dividends ($0.18 per share)	-	-	-	(178,242)	-	-	(178,242)
Balances at September 30, 2016	1,084,882	$10,849	$6,110,965	$23,367,752	$(854,610)	$(20,712)	$28,614,244

The accompanying notes are an integral part of these financial statements.

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2015. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2016, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	September 30, 2016 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$1,927	$14	$-	$1,941
Mortgage-backed securities - GSE residential	22,333	58	(106)	22,285
Total available for sale	$24,260	$72	$(106)	$24,226

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$9,168	$60	$(57)	$9,171
Mortgage-backed securities – GSE residential	19,194	12	(276)	18,930
Total available for sale	$28,362	$72	$(333)	$28,101

The amortized cost and fair value of securities available for sale at September 30, 2016 (unaudited) and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016 (Unaudited)		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
One to five years	$—	$—	$547	$545
Five to ten years	1,153	1,153	2,536	2,545
After ten years	774	788	6,085	6,081
	1,927	1,941	9,168	9,171
Mortgage-backed securities - GSE residential	22,333	22,285	19,194	18,930
Totals	$24,260	$24,226	$28,362	$28,101

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $975,000 at September 30, 2016 (unaudited). Securities pledged at December 31, 2015 were $1,162,000.

Activities related to the sales of securities available for sale for the three and nine months ended September 30, 2016 (unaudited) and 2015 (unaudited) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Proceeds from sales of available-for sale securities	$4,695	$3,010	$8,345	$6,018
Gross gains on sales	107	51	132	82
Gross losses on sales	-	46	1	53

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2016 (unaudited) and December 31, 2015 was $7,744,000 and $21,008,000, which is approximately 32% and 75% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at September 30, 2016 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Mortgage-backed securities - GSE residential	2,525	(6)	5,219	(100)	7,744	(106)

	$2,525	$(6)	$5,219	$(100)	$7,744	$(106)

Securities with unrealized losses at December 31, 2015 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal	$3,239	$(44)	$908	$(13)	$4,147	$(57)
Mortgage-backed securities – GSE residential	8,498	(67)	8,363	(209)	16,861	(276)

	$11,737	$(111)	$9,271	$(222)	$21,008	$(333)

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

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

Categories of loans include:

	(Unaudited)
	September 30,	December 31,
	2016	2015
	(In Thousands)

Commercial	$14,533	$14,076
Real estate loans
Residential	60,790	60,968
Commercial and multi-family	52,170	47,721
Construction	7,510	3,475
Second mortgages and equity lines of credit	5,731	5,521
Consumer loans
Indirect	78,516	73,166
Other	15,888	15,390
	235,138	220,317
Less
Net deferred loan fees, premiums and discounts	103	115
Allowance for loan losses	2,400	2,193

Total loans	$232,635	$218,009

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2016 (unaudited) and 2015 (unaudited).

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2016
Balance, beginning of period	$41	$348	$817	$4	$6	$1,089	$2,305
Provision for losses	13	44	33	1	(1)	444	534
Recoveries on loans	—	1	—	—	—	30	31
Loans charged off	(15)	(59)	—	—	—	(396)	(470)
Balance, end of period	$39	$334	$850	$5	$5	$1,167	$2,400

Nine Months Ended September 30, 2016:
Balance, beginning of period	$44	$390	$749	$3	$11	$996	$2,193
Provision for losses	24	12	101	2	(6)	1,168	1,301
Recoveries on loans	—	5	—	—	—	84	89
Loans charged off	(29)	(73)	—	—	—	(1,081)	(1,183)
Balance, end of period	$39	$334	$850	$5	$5	$1,167	$2,400

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2015
Balance, beginning of period	$8	$417	$724	$1	$8	$943	$2,101
Provision for losses	114	22	39	1	4	182	362
Recoveries on loans	—	(5)	—	—	—	23	18
Loans charged off	(75)	(49)	(53)	—	—	(177)	(354)
Balance, end of period	$47	$385	$710	$2	$12	$971	$2,127

Nine Months Ended September 30, 2015:
Balance, beginning of period	$29	$447	$694	$2	$14	$758	$1,944
Provision for losses	93	(2)	69	—	(2)	834	992
Recoveries on loans	—	16	—	—	—	72	88
Loans charged off	(75)	(76)	(53)	—	—	(693)	(897)
Balance, end of period	$47	$385	$710	$2	$12	$971	$2,127

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2016 (unaudited) and December 31, 2015:

	(Unaudited)
	September 30, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$39	$334	$850	$5	$5	$1,167	$2,400
Individually evaluated for impairment	—	—	357	—	—	—	357
Collectivity evaluated for impairment	39	334	493	5	5	1,167	2,043

Loans:
Ending balance	14,533	60,790	52,170	7,510	5,731	94,404	235,138
Individually evaluated for impairment	—	—	2,264	—	—	—	2,264
Collectivity evaluated for impairment	14,533	60,790	49,903	7,510	5,731	94,404	232,874

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$44	$390	$749	$3	$11	$996	$2,193
Individually evaluated for impairment	—	—	357	—	—	—	357
Collectivity evaluated for impairment	44	390	392	3	11	996	1,836

Loans:
Ending balance	14,076	60,968	47,721	3,475	5,521	88,556	220,317
Individually evaluated for impairment	—	—	2,337	—	—	—	2,337
Collectivity evaluated for impairment	14,076	60,968	45,384	3,475	5,521	88,556	217,980

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2016 (unaudited) and December 31, 2015:

		(Unaudited)
		September 30, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$14,458	$60,675	$44,495	$3,900	$5,731	$94,404	$223,663
Watch	75	—	1,262	—	—	—	1,337
Special Mention	—	—	3,438	3,610	—	—	7,048
Substandard	—	115	2,975	—	—	—	3,090
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$14,533	$60,790	$52,170	$7,510	$5,731	$94,404	$235,138

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$14,001	$60,968	$40,342	$3,475	$5,521	$88,556	$212,863
Watch	75	––	1,305	—	—	—	1,380
Special Mention	––	––	3,115	—	––	—	3,115
Substandard	––	––	2,959	—	—	––	2,959
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––

Total	$14,076	$60,968	$47,721	$3,475	$5,521	$88,556	$220,317

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during 2015 or 2016.

The following table presents the Bank’s loan portfolio aging analysis as of September 30, 2016 (unaudited) and December 31, 2015:

		(Unaudited)
		September 30, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$130	$181	$—	$—	$32	$1,024	$1,367
60-89 days past due	6	—	—	—	—	380	386
Greater than 90 days and accruing	—	—	8	—	—	622	630
Nonaccrual	31	448	2,381	—	50	—	2,910
Total past due and nonaccrual	167	629	2,389	—	82	2,026	5,293
Current	14,366	60,161	49,781	7,510	5,649	92,378	229,845

Total	$14,533	$60,790	$52,170	$7,510	$5,731	$94,404	$235,138

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family		Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

30-59 days past due	$19	$55	$—		$––	$8	$918	$1,000
60-89 days past due	14	43	––		—	7	219	283
Greater than 90 days and accruing	—	149		__	—	50	899	1,098
Nonaccrual	—	564	2,337		—	30	—	2,931
Total past due and nonaccrual	33	811	2,337		––	95	2,036	5,312
Current	14,043	60,157	45,384		3,475	5,426	86,520	215,005

Total	$14,076	$60,968	$47,721		$3,475	$5,521	$88,556	$220,317

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2016 (unaudited) and December 31, 2015:

		(Unaudited)
		September 30, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$-	$-	$122	$-	$-	$-	$122
Unpaid principal balance	-	-	122	-	-	-	122
Impaired loans with a specific allowance:
Recorded investment	-	-	2,142	-	-	-	2,142
Unpaid principal balance	-	-	2,275	-	-	-	2,275
Specific allowance	-	-	357	-	-	-	357
Total impaired loans:
Recorded investment	-	-	2,264	-	-	-	2,264
Unpaid principal balance	-	-	2,397	-	-	-	2,397
Specific allowance	-	-	357	-	-	-	357

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$––	$––	$122	$––	$––	$––	$122
Unpaid principal balance	––	––	151	––	––	––	151
Impaired loans with a specific allowance:
Recorded investment	––	––	2,215	––	––	––	2,215
Unpaid principal balance	––	––	2,275	––	––	––	2,275
Specific allowance	––	––	357	––	––	––	357
Total impaired loans:
Recorded investment	––	––	2,337	––	––	––	2,337
Unpaid principal balance	––	––	2,426	––	––	––	2,426
Specific allowance	––	––	357	––	––	––	357

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2016 (unaudited) and 2015 (unaudited):

(Unaudited)
Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
(In Thousands)
Three Months Ended September 30, 2016:
Total impaired loan:
Average recorded investment	$—	$—	$2,276	$—	$—	$—	$2,276
Interest income recognized	—	—	—	—	—	—	—
Interest income recognized on a cash basis	—	—	—	—	—	—	—

(Unaudited)
Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
(In Thousands)
Nine Months Ended September 30, 2016:
Total impaired loan:
Average recorded investment	$—	$—	$2,300	$—	$—	$—	$2,300
Interest income recognized	—	—	—	—	—	—	—
Interest income recognized on a cash basis	—	—	—	—	—	—	—

(Unaudited)
Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
(In Thousands)
Three Months Ended September 30, 2015:
Total impaired loan:
Average recorded investment	$—	$—	$3,079	$—	$—	$—	$3,079
Interest income recognized	—	—	—	—	—	—	—
Interest income recognized on a cash basis	—	—	—	—	—	—	—

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Nine Months Ended September 30, 2015:
Total impaired loan:
Average recorded investment	$—	$—	$3,089	$—	$—	$—	$3,089
Interest income recognized	—	—	36	—	—	—	36
Interest income recognized on a cash basis	—	—	—	—	—	—	—

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

During the three and nine months ended September 30, 2016 (unaudited) and 2015 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three and nine months ended September 30, 2016 (unaudited) and 2015 (unaudited).

At September 30, 2016 and December 31, 2015, the balance of real estate owned included $29,000, and $109,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At September 30, 2016 and December 31, 2015, there were $488,000 and $618,000, respectively, of residential real estate loans in process of foreclosure.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At September 30, 2016 (unaudited) and December 31, 2015, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015:

		(Unaudited)
		September 30, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,941	$—	$1,941	$—
Mortgage-backed securities - GSE residential	22,285	—	22,285	—
Mortgage-servicing rights	649	—	—	649

		December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$9,171	$—	$9,171	$—
Mortgage-backed securities - GSE residential	18,930	—	18,930	—
Mortgage-servicing rights	646	—	—	646

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited)
	Mortgage-Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In Thousands)

Balances, beginning of period	$648	$560	$646	$549
Total unrealized gains (losses) included in net income	(7)	21	(28)	18
Additions (rights recorded on sale of loans)	28	41	93	99
Settlements (payments)	(20)	(16)	(62)	(60)

Balances, end of period	$649	$606	$649	$606

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$1,857	$—	$—	$1,857

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at September 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)	(Unaudited)
Mortgage-servicing rights	$649	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	4.8% - 5.5% (5.3%) 10.4% - 14.2% (13.3%) 2.4 – 3.8 (3.6)

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$1,857	Comparative sales based on independent appraisals	Marketability Discount	20.0%

Mortgage-servicing rights	$646	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -6.0% (5.8%) 9.0% - 13.2% (11.7%) 2.6 – 4.2 (3.8)

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2016 (unaudited) and December 31, 2015.

	(Unaudited)
	September 30, 2016
		Fair Value
	Carrying Amount	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$10,159	$10,159	$-	$-
Loan held for sale	63	-	63	-
Loans, net	232,635	-	-	235,665
Federal Home Loan Bank stock	1,329	-	1,329	-
Interest receivable	907	-	907	-
Financial liabilities
Deposits	223,820	114,427	110,022	-
Federal Home Loan Bank advances	32,000	-	31,952	-
Interest payable	81	-	81	-

	December 31, 2015
		Fair Value
	Carrying Amount	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$6,837	$6,837	$-	$-
Loan held for sale	1,668	-	1,668	-
Loans, net	218,009	-	-	220,493
Federal Home Loan Bank stock	1,323	-	1,323	-
Interest receivable	1,080	-	1,080	-
Financial liabilities
Deposits	215,278	106,716	109,123	-
Federal Home Loan Bank advances	27,000	-	26,962	-
Interest payable	75	-	75	-

NOTE 7: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods with that reporting period, as deferred by ASU 2015-14. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within the reporting period. The Company is currently evaluating the impact of adopting these amendments.

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

In January 2016, FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.   ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in this Update provide guidance on eight cash flow issues where current Generally Accepted Accounting Principles is either unclear or does not include specific guidance. The eight cash flow issues are as follows:

1.	Debt prepayment or debt extinguishment costs

2.	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing

3.	Contingent consideration payments made after a business combination

4.	Proceeds from the settlement of insurance claims

5.	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies

6.	Distribution received from equity method investees

7.	Beneficial interest in securitization transactions

8.	Separately identifiable cash flows and application of the predominance principle

The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoptions of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

	(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net Income	$474	$482	$1,465	$1,309
Allocated to participating securities	(10)	(14)	(42)	(44)
Net income allocated to common stockholders	$464	$468	$1,423	$1,265

Weighted average common shares outstanding, gross	1,094,677	1,258,395	1,102,312	1,283,198
Less: Average unearned ESOP shares and participating securities	(108,801)	(125,613)	(117,178)	(133,990)
Weighted average common shares outstanding, net	985,876	1,132,782	985,134	1,149,208
Effect of diluted based awards	24,133	10,668	18,013	6,537
Weighted average shares and common stock equivalents	1,010,009	1,143,450	1,003,147	1,155,745

Income per common share:
Basic	$0.47	$0.41	$1.44	$1.10
Diluted	$0.46	$0.41	$1.42	$1.09

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	2,500	-	2,500

NOTE 9: Share Based Compensation (Unaudited)

In May 2013, the Company’s stockholders approved the West End Indiana Bancshares, Inc. 2013 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to officers, employees, and outside directors. The cost of the Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term. These assumptions are based on management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate. The cost of the awards are being recognized on a straight-line basis over the five-year vesting period during which participants are required to provide services in exchange for the awards.

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the three and nine months ended September 30, 2016 was $73,000 and $216,000. For the three and nine months ended September 30, 2015 was $71,000 and $212,000.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2016	125,550	$18.77	7.3
Granted	11,000	21.50	9.4
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at September 30, 2016	136,550	$18.99	6.7

Exercisable options outstanding at September 30, 2016	73,430	18.76	6.7

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2015	125,300	$18.75	8.5
Granted	2,500	20.00	9.3
Exercised	(2,250)	18.75	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at September 30, 2015	125,550	$18.77	7.8

Exercisable options outstanding at September 30, 2015	47,870	$18.75	7.8

At September 30, 2016 and December 31, 2015 the Company had $155,000 and $182,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Exercisable options vested in the nine months ended September 30, 2016 and 2015 were 25,560, and 25,060, respectively. Stock option expense for the three and nine months ended September 30, 2016 and 2015 was $20,000, $58,000, $18,000 and $55,000 respectively. The aggregate grant date fair value of the stock options granted in 2016 was $32,000. The total intrinsic value of options as of September 30, 2016 and September 30, 2015 was $847,000 and $474,000, respectively. The total intrinsic value of exercisable options as of September 30, 2016 and 2015 was $473,000 and $182,000 respectively. The total intrinsic value of the options exercised during the three and nine months ended September 30, 2016 and 2015 was $0, $0, $9,000 and $9,000.

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2016	33,624	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at September 30, 2016	22,416	$18.75

As of September 30, 2016 and September 30, 2015, the Company had $360,000 and $570,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and nine months ended September 30, 2016, and 2015 was, $53,000, $158,000, $53,000 and $157,000, respectively.

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

ESOP expense for the three and nine months ended September 30, 2016 was $35,000 and $99,000. For the three and nine months ended September 30, 2015 was $31,000 and $89,000.

	September 30,
	2016	2015

Allocated shares	21,583	16,812
Unreleased shares	89,664	95,268
Total ESOP shares	111,247	112,080

Fair value of unreleased shares at September 30 (in thousands)	$2,260	$2,148

At September 30, 2016 and 2015 the fair value of the 21,583 and 16,812 allocated shares held by the ESOP was $544,000 and $379,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10- Q.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total assets increased $14.5 million, or 5.4%, to $285.6 million at September 30, 2016 from $271.0 million at December 31, 2015. The growth was the result of increases in net loans of $14.6 million and in cash and cash equivalents of $3.4 million, offset by a decrease in investment securities available for sale of $3.9 million.

Net loans increased $14.6 million, or 6.7%, to $232.6 million at September 30, 2016 from $218.0 million at December 31, 2015, due to increases in commercial real estate and multi-family loans of $4.4 million, construction loans of $4.0 million, and indirect consumer loans of $5.3 million. Total loans held for sale decreased $1.6 million. Total non-performing loans decreased $489,000 to $3.5 million at September 30, 2016 from $4.0 million at December 31, 2015.

Securities available for sale decreased $3.9 million, or 13.9%, to $24.2 million at September 30, 2016 from $28.1 million at December 31, 2015. The decrease is primarily the result of $8.3 million of securities sold and cash flow of $3.1 million from maturities and pay downs on mortgage backed securities offset by $7.5 million in purchases of securities available for sale. At September 30, 2016, securities available for sale consisted of mortgage-backed securities and municipal obligations.

Total cash and cash equivalents increased $3.4 million, or 50.0%, to $10.2 million at September 30, 2016 from $6.8 million at December 31, 2015. The increase in total cash and cash equivalents reflected normal fluctuations in balances for funding daily operations.

Deposits increased $8.5 million, or 3.9%, to $223.8 million at September 30, 2016 from $215.3 million at December 31, 2015. The growth was due to increases in non-interest bearing checking accounts of $2.8 million, interest bearing checking accounts of $2.5 million, certificates of deposit accounts of $831,000, and savings accounts of $2.8 million, offset by a decrease in money market accounts of $477,000.

Federal Home Loan Bank advances increased $5.0 million to $32.0 million at September 30, 2016 from $27.0 million at December 31, 2015.

Total equity increased $1.2 million to $28.6 million at September 30, 2016 from $27.4 million at December 31, 2015. The increase was a result of net income of $1.5 million for the nine months ended September 30, 2016, along with an increase to accumulated other comprehensive income of $137,000 and ESOP and stock based compensation expense of $315,000, offset by dividends paid to shareholders of $178,000 and stock repurchases of $529,000.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. We recorded net income of $474,000 for the quarter ended September 30, 2016 compared to net income of $482,000 for the quarter ended September 30, 2015. The decrease to net income resulted from increases in the provision for loan losses of $172,000, other expenses of $22,000, provision for income taxes of $22,000 and a decrease to other income of $12,000, offset by an increase in net interest income of $220,000.

Interest Income. Interest income increased $231,000, or 7.0%, to $3.5 million for the quarter ended September 30, 2016 from $3.3 million for the quarter ended September 30, 2015. The average balance of total interest-earning assets increased $1.0 million, or 0.4%, to $266.7 million for the quarter ended September 30, 2016 from $265.7 million for the quarter ended September 30, 2015. The average yield on interest-earning assets increased 34 basis point to 5.21% for the 2016 period from 4.87% for the 2015 period.

Interest income on loans increased $286,000, or 9.2%, to $3.4 million for the quarter ended September 30, 2016 from $3.1 million for the quarter ended September 30, 2015, as the average balance on loans and the average weighted yield on loans both increased. The average balance of net loans increased $18.9 million, or 8.7%, to $234.0 million for the quarter ended September 30, 2016 from $215.1 million for the quarter ended September 30, 2015. The average weighted yield on our loan portfolio increased 4 basis points to 5.73% for the quarter ended September 30, 2016 from 5.69% for the quarter ended September 30, 2015, as the mix of the loan portfolio changed with the increase in higher yielding indirect auto loans.

Interest income on investment securities decreased $55,000 to $103,000 for the 2016 quarter from $158,000 for the 2015 quarter. The average balance of our securities available for sale decreased $10.1 million, or 29.5%, to $24.1 million for the quarter ended September 30, 2016 from $34.2 million for the quarter ended September 30, 2015, as management deployed funds from sales of securities to fund loans. The average yield on our securities portfolio decreased 13 basis points, to 1.70% for the quarter ended September 30, 2016 from 1.83% for the quarter ended September 30, 2015.

Interest Expense. Interest expense increased $11,000, or 2.4%, to $473,000 for the quarter ended September 30, 2016 from $462,000 for the quarter ended September 30, 2015. The average rate paid on deposits increased 4 basis points to 0.74% for the quarter ended September 30, 2016 from 0.70% for the quarter ended September 30, 2015, as the average balance of savings accounts, certificate of deposits, interest bearing checking and money market accounts all increased. The average balance of total deposits increased $8.5 million, or 4.4%, to $201.4 million for the quarter ended September 30, 2016 from $192.9 million from the quarter ended September 30, 2015.

The average balance of our certificates of deposit increased $924,000, or 0.9%, to $106.4 million for the quarter ended September 30, 2016, from $105.5 million for the quarter ended September 30, 2015. The rate paid on certificate of deposits increased 11 basis points to 1.19% for the 2016 period from 1.08% for the 2015 period. Checking, money market and savings accounts interest expense remained relatively unchanged at $56,000 for the quarter ending September 30, 2016 from $54,000 for the quarter ending September 30, 2015.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $21,000, or 17.4%, to $100,000 for the quarter ended September 30, 2016 from $121,000 for the quarter ended September 30, 2015.

Net Interest Income. Net interest income increased $220,000, or 7.9%, to $3.0 million for the quarter ended September 30, 2016 from $2.8 million for the quarter ended September 30, 2015. Our net interest rate spread increased to 4.40% from 4.04%, and our net interest margin increased to 4.53% from 4.21% quarter to quarter.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $534,000 for the quarter ended September 30, 2016, an increase of $172,000 from $362,000 allocated for the quarter ended September 30, 2015. The increase to the provision was based on management’s quarterly analysis of the loan portfolio and credit quality indicators including charge off trends and qualitative factors. The allowance for loan losses was $2.4 million, or 1.02% of total loans, at September 30, 2016, compared to $2.1 million or 0.99% of total loans, at September 30, 2015. This increase was due primarily to increased balances in our loan portfolio of $19.5 million from September 30, 2015 to September 30, 2016. Non-performing loans including troubled debt restructuring decreased to $3.5 million at September 30, 2016 from $4.5 million at September 30, 2015. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2016 and 2015.

Other Income. Other income decreased $12,000, or 2.9%, to $397,000 for the quarter ended September 30, 2016 from $409,000 for the quarter ended September 30, 2015. The decrease was due to the increase in loss on other assets of $114,000 due in part to a partial write down of $99,000 on a commercial property included in foreclosed real estate held for sale offset by an increase in gains on sale of securities of $102,000.

Other Expense. Other expense remained steady at $2.1 million for both the quarters ended September 30, 2016 and 2015.

Income Tax Expense. We recorded $287,000 of income tax expense for the quarter ended September 30, 2016 compared to a $265,000 income tax expense for the 2015 period, reflecting income of $761,000 before income tax expense during the 2016 quarter versus income before income tax expense of $747,000 for the quarter ended September 30, 2015. Our effective tax rate was 37.7% for the quarter ended September 30, 2016 compared to 35.4% for the quarter ended September 30, 2015.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General. Net income increased to $1.5 million for the nine months ended September 30, 2016 compared to net income of $1.3 million for the nine months ended September 30, 2015. The increase in net income was due primarily to increases in interest income and total other income, offset by increases to the provision for loan losses, interest expense and total other expense.

Interest Income. Interest income increased $561,000, or 5.9%, to $10.1 million for the nine months ended September 30, 2016 from $9.5 million for the nine months ended September 30, 2015. The average balance of total interest-earning assets increased $8.4 million, or 3.3%, to $263.8 million for the nine months ended September 30, 2016 from $255.4 million for the nine months ended September 30, 2015. The average yield on total interest-earning assets increased 13 basis points to 5.12% for the 2016 period from 4.99% for the 2015 period. The increase in the average weighted rate earned was due to a change in the asset mix. Loans, which generally carry a higher interest rate than investments and other interest-earning deposits, were a higher percentage of interest-earning assets for 2016, as compared to 2015.

Interest income and fees on loans increased $763,000, or 8.6%, to $9.7 million for the nine months ended September 30, 2016 from $8.9 million for the nine months ended September 30, 2015, as the increase in the average balance of loans was partially offset by a decrease in the average yield on loans. The average balance of loans increased $20.8 million, or 10.0%, to $228.6 million for the nine months ended September 30, 2016 from $207.8 million for the nine months ended September 30, 2015. However, the average yield on the loan portfolio decreased 8 basis points to 5.68% for the nine months ended September 30, 2016 from 5.76% for the nine months ended September 30, 2015, reflecting the continued low interest rate environment.

Interest income on investment securities decreased $204,000, or 38.3%, to $329,000 for the nine months ended September 30, 2016 from $533,000 for the nine months ended September 30, 2015. The decrease resulted primarily from a decrease in the average balance of securities available for sale, which decreased $13.0 million, or 34.0%, to $25.2 million for the nine months ended September 30, 2016 from $38.2 million for the 2015 period. The average yield on the securities portfolio decreased to 1.74% for the nine months ended September 30, 2016 from 1.86% for the nine months ended September 30, 2015, resulting from the sale of high yielding municipal bonds to increase cash flow and fund loan growth.

Interest Expense. Interest expense increased $152,000, or 11.7%, to $1.4 million for the nine months ended September 30, 2016 from $1.3 million for the nine months ended September 30, 2015, as both the cost of deposits and the average balance of deposits increased. The average rate paid on deposits increased 8 basis points to 0.74% for the nine months ended September 30, 2016 from 0.66% for nine months ended September 30, 2015. The average balance of interest-bearing deposits increased $10.6 million, or 5.6%, to $198.8 million for the nine months ended September 30, 2016 from $188.2 million for the nine months ended September 30, 2015. The increase in the average balance of our deposits resulted from increases in interest bearing checking and money market accounts of $569,000 savings of $3.1 million and certificate of deposits of $6.9 million. In addition, the interest expense of total deposits increased $168,000 to $1.1 million from $935,000 for the nine months ended September 30, 2016 and 2015, respectively.

The average balance of our certificates of deposit increased $6.9 million, or 6.9%, to $106.8 million for the nine months ended September 30, 2016, from $99.9 million for the nine months ended September 30, 2015. Interest expense on certificates of deposits increased $170,000 or 22.1% to $939,000 for the quarter ended September 30, 2016 from $769,000 for the year-earlier period. The rate paid on certificate of deposits increased 15 basis points to 1.18% for the 2016 period from 1.03% for the 2015 period. The increased rate paid is due to Financial Institution certificates of deposit used to fund loan growth for the period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $16,000 or 4.6%, to $329,000 for the nine months ended September 30, 2016 from $345,000 for the nine months ended September 30, 2015, reflecting an decrease of 8 basis points in the rate paid to 1.46% for period ending September 30, 2016 from 1.54% for the period ending September 30, 2015.

Net Interest Income. Net interest income increased $409,000, or 4.9%, to $8.7 million for the nine months ended September 30, 2016 from $8.3 million for the nine months ended September 30, 2015. Our net interest rate spread increased to 4.28% for the nine months ended September 30, 2016 from 4.21% for the nine months ended September 30, 2015, and net interest margin increased to 4.38% for the nine months ended September 30, 2016 from 4.31% for nine months ended September 30, 2015.

Provision for Loan Losses.. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” provision for loan losses of $1.3 million was recorded for the nine months ended September 30, 2016 and $992,000 for the nine months ended September 30, 2015. The allowance for loan losses was $2.4 million, or 1.02% of total loans, at September 30, 2016, compared to $2.1 million, or 0.99% of total loans, at September 30, 2015. The increase in the provision and the related allowance for loan losses was primarily due to loan growth. The allowance for loan losses as a percentage of non-performing loans increased to 67.8% at September 30, 2016 from 48.1% at September 30, 2015. Total nonperforming loans were $3.5 million at September 30, 2016, compared with $4.4 million at September 30, 2015. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2016.

Other Income. Other income increased $398,000, or 36.2%, to $1.5 million for the nine months ended September 30, 2016 from $1.1 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in gain on sale of loans of $471,000, an increase in gains on sale of securities of $102,000 and an increase in service charges on deposit accounts of $71,000, offset by a loss on other assets of $253,000. The increase in gain on sale of loans was primarily due to the sale of the guaranteed portion of two SBA loans. The increase in loss on other assets was due primarily to a write down of $99,000 on a commercial property included in foreclosed real estate held for sale and losses of $102,000 taken on the disposal of premises and equipment.

Other Expense. Other expense increased $238,000, or 3.7%, to $6.6 million for the nine months ended September 30, 2016 from $6.4 million for the nine months ended September 30, 2015. The increase was primarily due to an increase of $223,000 in other expenses which consisted of expenses related to repossession of collateral, software, and repairs and maintenance.

Income Tax Expense. Income tax expense of $822,000 was recorded for the nine months ended September 30, 2016 compared to $719,000 of income tax expense for the 2015 period, reflecting income of $2.3 million before income tax expense for the nine months ended September 30, 2016, compared to income before income tax expense of $2.0 million for the nine months ended September 30, 2015. Our effective tax rate was 35.9% for the nine months ended September 30, 2015, compared to 35.4% for the nine months ended September 30, 2015.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.1 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash (used) in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of loans and securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(14.6 million) and $(11.9 million) for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $12.8 million and $13.5 million for the nine months ended September 30, 2016 and 2015.

At September 30, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $27.6 million, or 9.8% of adjusted total assets, which is above the required level of $11.2 million, or 4%; and total risk-based capital of $30.0 million, or 13.3% of risk-weighted assets, which is above the required level of $18.0 million, or 8%. Accordingly, West End Bank, S.B. was categorized as well capitalized at September 30, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2016, we had outstanding commitments to originate loans of $22.0 million and stand-by letters of credit of $463,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2016 totaled $57.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)         On May 25, 2016 the Board of Directors authorized a continuation of its stock repurchase program pursuant to which the Company may repurchase 5% of its common stock outstanding as of May 25, 2016, or approximately 56,000 shares.

The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	―	―	―	49,956
August 1, 2016 through August 31, 2016	7,550	$25.00	7,550	42,406
September 1 , 2016 through September 30, 2016	8,000	$25.05	8,000	34,406

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: November 14, 2016	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: November 14, 2016	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

