Form 10-K
period 2016-12-31
West End Indiana Bancshares, Inc.
filed 2017-03-30
CIK 1523854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2016.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2016 ($24.75) was approximately $21.1 million.

As of March 30, 2017, there were 1,066,870 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant (Part III).

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

West End Bank, S.B.

West End Bank, S.B. is an Indiana-chartered savings bank headquartered in Richmond, Indiana. West End Bank, S.B. was organized in 1894 under the name West End Building and Loan Association and has operated continuously in Richmond, Indiana since its founding. We reorganized into the mutual holding company structure in 2007 by forming West End Bank, MHC; and completed our mutual to stock conversion in January 2012, thereby becoming the wholly owned subsidiary of West End Indiana Bancshares, Inc. At December 31, 2016, we had total assets of $287.1 million, net loans of $232.6 million, total deposits of $224.9 million and equity of $28.2 million.

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

West End Bank is a community bank with a broadened base of financial products and services while continuing to emphasize superior customer service associated with our traditional thrift focus. Residential real estate lending has and will remain an important part of our operations, however, we have also expanded our focus into non-residential lending, including in particular indirect automobile lending. Our consumer lending business lines and our interest rate risk strategies (such as selling most of the fixed-rate one- to four-family residential real estate loans that we originate) have allowed us to continue to grow and remain profitable despite the challenging economy and interest rate environment of recent years and increasing regulatory burden placed on all financial institutions.

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

Our primary market area consists of Union and Wayne Counties, Indiana, and select parts of Butler County Ohio with respect to commercial and multi-family real estate lending, and to a lesser extent, indirect automobile lending. This area includes small towns and rural communities. Our market area was historically a manufacturing and agricultural-based economy. In recent years, the economy has transitioned into a more service-oriented base, including health care, educational facilities and distribution services. Most notable, Wayne County is home to Reid Health and three universities; Earlham College, Indiana University East and Ivy Tech Community College.

The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support for the area economy. The population of Wayne County decreased slightly from 69,003 in 2010 to 67,001 in 2015 which is a decrease of 2.9%. The population of Union County decreased slightly from 7,516 in 2010 to 7,182 in 2015 which is a decrease of 4.4% (Stats Indiana.) Our lack of population growth and our general market conditions may limit our ability to grow our assets and liabilities at a rapid rate. To counter this, in addition to our traditional means of advertising, we have also employed digital channels most specifically but not limited to social media. In addition, we are implementing strategies to optimize search engine capabilities. Our school branch initiative enhances our ability to attract smaller deposit relationships, nurture them and in turn grow our brand awareness with a younger generation of potential customers. We also specialize in offering a superior suite of products, services and customer service to small and mid-sized companies in our market area.

Wayne and Union Counties’ and Indiana’s annual unemployment rates for 2015 were 5.3%, 4.4% and 4.8%, respectively, as compared to a U.S. unemployment rate of 5.4%. This was an overall decrease from 2014. 2015 per capita personal incomes for Wayne and Union Counties were $36,494 and $33,714, respectively, and 2015 median household incomes for these counties were $41,849 and $45,050 compared to 2015 per capita income for the state of Indiana and the United States of $41,940 and $47,669 respectively, and 2015 median household incomes of $50,510 and $55,775, respectively (StatsIndiana and BEA.)

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large regional banks, community banks and credit unions. As of June 30, 2016, based on the most recent available FDIC data, our market share of deposits represented 17.07% and 29.94% of FDIC-insured deposits in Wayne and Union Counties, Indiana, respectively.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$65,160	27.72%	$60,968	27.67%	$61,886	31.86%	$60,960	35.06%	$56,145	34.72%
Commercial and multi-family	50,070	21.30	47,721	21.66	39,492	20.33	35,915	20.66	34,048	21.06
Construction	6,906	2.94	3,475	1.58	4,365	2.25	1,475	0.85	2,483	1.54
Second mortgages and equity lines of credit	5,716	2.44	5,521	2.51	4,625	2.38	4,372	2.51	4,114	2.54
Consumer loans:
Indirect	79,214	33.70	73,166	33.21	60,094	30.93	50,829	29.23	46,930	29.03
Other	15,821	6.73	15,390	6.98	13,516	6.96	11,208	6.45	9,464	5.85
Commercial business	12,155	5.17	14,076	6.39	10,280	5.29	9,114	5.24	8,505	5.26
	235,042	100.00%	220,317	100.00%	194,258	100.00%	173,873	100.00%	161,689	100.00%
Less:
Net deferred loan fees, premiums and discounts	116		115		119		122		105
Allowance for losses	2,277		2,193		1,944		2,398		2,013
Total loans	$232,649		$218,009		$192,195		$171,353		$159,571

(1)	At December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012 included non-owner occupied loans of $11.7 million, $11.6 million, $12.8 million, $11.0 million, $11.9 million, respectively.

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2016	One- to Four- Family	Second Mortgage and Lines of Credit	Commercial and Multi-Family Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$848	$1,259	$3,832	$1,476	$5,539	$1,945	$14,899
More than one to two years	506	413	2,185	––	491	6,397	9,992
More than two to three years	207	536	4,795	––	691	13,386	19,615
More than three to five years	764	1,874	4,913	799	3,148	48,345	59,843
More than five to ten years	5,396	1,481	9,913	1,336	1,777	22,961	42,864
More than ten to fifteen years	15,960	131	14,421	––	233	1,841	32,586
More than fifteen years	41,479	22	10,011	3,295	276	160	55,243
Total	$65,160	$5,716	$50,070	$6,906	$12,155	$95,035	$235,042

The following table sets forth our fixed and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$48,476	$15,836	$64,312
Commercial and multi-family	24,987	21,251	46,238
Construction	1,947	3,483	5,430
Second mortgages and equity lines of credit	3,011	1,446	4,457
Consumer Loans & Other	93,090	-	93,090
Commercial Business	6,159	457	6,616
Total loans	$177,670	$42,473	$220,143

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of West End Bank, S.B.’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2016, our largest credit totaled $3.90 million and was secured by commercial real estate, and inventory which was performing in accordance with its repayment terms at this date. Our second largest at this date was approximately the same at $3.89 million loan secured primarily by real estate used for student housing and accounts/notes receivable and inventory. At December 31, 2016, this loan was performing in accordance with its repayment terms.

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

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2016, $65.2 million, or 27.7% of our total loan portfolio, consisted of loans secured by one- to four-family real estate.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2016, 75.4% of our one- to four-family residential real estate loans were fixed-rate loans, and 24.6% of such loans were adjustable-rate loans.

At December 31, 2016, $11.7 million, or 18.0% of our total one- to four-family residential real estate loans were secured by non-owner occupied properties. Generally, we require personal guarantees from the borrowers on these properties and will not make loans in excess of 80% loan to value on non-owner- occupied properties. However, we recognize that there is a greater credit risk inherent in non-owner- occupied properties, than in owner-occupied properties since, like commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2016 was generally $417,000 for single-family homes in our market area. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” The majority of our one- to four-family residential real estate loans are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower. Loans with certain credit enhancements, such as private mortgage insurance, may be made with loan-to-value ratios up to 97%.

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

At December 31, 2016, the balance of real estate owned included $103,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we have increased our commercial and multi-family real estate loans in recent years. At December 31, 2016, we had $50.1 million in commercial and multi-family real estate loans, representing 21.3% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we intend to continue to focus on this kind of lending, and may increase our loan activity for these types of loans in western Ohio.

Most of our commercial and multi-family real estate loans have fixed-rate terms of up to five years with amortization terms of 25 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

Set forth below is information regarding our commercial and multi-family real estate loans at December 31, 2016.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Retail	15	$2,416
Office	13	1,210
Industrial	4	849
Mixed use	6	2,749
Church	11	3,846
Real estate investors/lessors	80	12,475
Student housing	12	11,983
Recreation/entertainment	6	1,879
Commercial development	8	1,755
Auto sales/repair	11	1,992
Restaurant/fast food	8	1,386
Hotel	4	4,087
Other	14	3,443
Total	192	$50,070

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

Indirect Consumer Lending. As part of our effort to enhance our net interest margin and the interest rate risk sensitivity of our loan portfolio, we originate indirect automobile loans, including on a selective basis, recreational vehicle and boat loans. Indirect consumer loans totaled $79.2 million at December 31, 2016, or 33.7% of our total loan portfolio.

We acquire and underwrite our indirect automobile loans from approximately 40 dealers located primarily in our market area under a tiered-rate structure providing for a dealer reserve premium. The aggregate principal balance of our automobile loan portfolio as of December 31, 2016 was secured primarily by late-model used automobiles. The weighted average current term to maturity of our automobile loan portfolio at December 31, 2016 was 5 years and 8 months.

At December 31, 2016 the average credit score for borrowers of our indirect loans that were originated since May 2008 was 676, and the weighted average rate of these loans was 6.68%. At December 31, 2016, $23.4 million, or 29.5% of our total indirect loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a less credit-worthy borrower).

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

Direct Consumer Lending. Our direct consumer loans, including unsecured loans, totaled $15.8 million or 6.7% of our total loan portfolio, at December 31, 2016 and consisted principally of loans secured by a wide variety of collateral, including certificates of deposit and marketable securities. Unsecured consumer loans included in the above amount totaled $248,000 or 0.11% of our total loan portfolio. These loans have either a fixed-rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime rate of interest as reported in The Wall Street Journal.

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

At December 31, 2016, the average loan balance of our outstanding home equity lines of credit was $21,000 and the largest outstanding balance of any such loan was $150,000. This loan was performing in accordance with its repayment terms at December 31, 2016.

We have deemphasized second mortgage loans and home equity lines of credit during the past three years and do not expect to emphasize this type of lending in the current economic environment.

Construction Lending. At December 31, 2016, we had $6.9 million, or 2.9% of our total loan portfolio, in construction loans. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. Our construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. On occasion, we may consider loans for the construction of commercial properties.

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

Commercial Business Lending. At December 31, 2016 commercial business loans represented $12.2 million or 5.2% of our total loan portfolio. Our commercial business loans consist of term loans as well as regular lines of credit and revolving lines of credit to finance short-term working capital needs like accounts receivable and inventory. Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months. We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. We fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or seven years, whichever is less. Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory or long-term assets such as equipment, furniture, fixtures or real estate.

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

At December 31, 2016, the average loan balance of our outstanding commercial business lines of credit was $128,000, and the largest outstanding balance of such loans was a $2.95 million loan secured by business assets, and is guaranteed by the SBA 7a Program. This loan was performing in accordance with its repayment terms at December 31, 2016.

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

We also offer commercial loans utilizing the Small Business Administration’s 7a Program.  The 75% loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. During the year ended December 31, 2016, we originated SBA guaranteed commercial loans of $4.8 million.  The guaranteed portion of those loans originated in 2016 was sold for a gain of $597,000.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated to Freddie Mac, although we are also approved to sell to the Federal Home Loan Bank of Indianapolis. On an ongoing basis, we consider our balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2016, we serviced $69.6 million of fixed-rate, one- to four-family residential real estate loans held by other institutions.

From time to time, we purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. Historically, the loan participations have been secured by commercial and multi-family real estate. In these circumstances, we follow our customary loan underwriting and approval policies.

The following table sets forth our loan origination, sale and principal repayment activity during the periods indicated. There were no loans purchased during the years presented.

	Years Ended December 31,
	2016	2015
	(In thousands)

Total loans at beginning of period	$220,317	$194,258

Loans originated:
Real estate loans:
One- to four-family residential (1)	25,348	24,792
Commercial and multi-family	14,585	13,415
Construction	1,543	2,834
Second mortgages and equity lines of credit	1,853	1,924
Consumer loans:
Indirect	40,994	44,382
Other	9,383	10,183
Commercial business	3,325	5,109
Total loans originated	97,031	102,639

Loans sold:
Real estate loans:
One- to four-family residential	(11,211)	(16,162)
Commercial and multi-family	(4,809)	—
Construction	—	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	—
Total loans sold	(16,020)	(16,162)

Other:
Principal repayments	(81,083)	(75,186)
Advances on commercial and home equity lines-of-credit loans	19,141	18,195
Other	(4,344)	(3,427)

Net loan activity	14,725	26,059
Total loans at end of period	$235,042	$220,317

(1)	For the years ended December 31, 2016 and 2015, includes 11,745,000 and $11,649,000 of non-owner-occupied one-to four-family residential loans, respectively.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate held for sale until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

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

During the year ending December 31, 2016 there were no loans classified as troubled debt restructuring.

At December 31, 2015, we had one commercial real estate loan totaling $2.2 million classified as a troubled debt restructuring. This loan was restructured in 2013 and was placed in non-accrual status in April of 2015. The loan was transferred to foreclosed real estate held for sale in 2016.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2016			2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$322	$93	$289	$55	$43	$386
Non owner-occupied	––	––	––	––	––	––
Total one- to four-family residential	322	93	289	55	43	386
Commercial and multi-family	––	—	257	––	—	122
Construction	––	—	—	––	—	—
Second mortgages and equity lines of credit	8	10	18	8	7	80
Consumer loans	1,111	396	728	918	219	899
Commercial business	7	—	—	19	14	—
Total	$1,448	$499	$1,292	$1,000	$283	$1,487

	At December 31,
	2014			2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$111	$—	$835	$303	$293	$1,059
Non owner-occupied	––	236	––	––	47	––
Total one- to four-family residential	111	236	835	303	340	1,059
Commercial and multi-family	––	—	975	––	6	450
Construction	––	—	—	––	—	—
Second mortgages and equity lines of credit	––	—	—	––	14	—
Consumer loans	18	—	21	1,383	314	337
Commercial business	1,014	388	795	16	––	––
Total	$1,143	$624	$2,626	$1,702	$674	$1,846

	At December 31,
	2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due

Real estate loans:
One- to four-family residential
Owner-occupied	$131	$111	$1,229
Non owner-occupied	57	––	235
Total one- to four-family residential	188	111	1,464
Commercial and multi-family	––	––	521
Construction	––	—	—
Second mortgages and equity lines of credit	55	29	11
Consumer loans	1,041	416	607
Commercial business	––	––	––
Total	$1,284	$556	$2,603

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

See Note 3 to our Financial Statements beginning on page F-1 of this annual report for a description by loan category of our classified and special mention assets as of December 31, 2016 and December 31, 2015.

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

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$230	$564	$762	$978	$1,121
Commercial and multi-family (1)	257	2,337	825	2,016	521
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	30	––	––	––
Consumer loans	—	—	—	—	—
Commercial business	––	––	––	––	––
Total non-accrual loans	487	2,931	1,587	2,994	1,642

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	71	149	73	248	343
Commercial and multi-family	—	—	150	—	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	18	50	21	—	11
Consumer loans	728	899	795	337	607
Commercial business	––	––	––	––	––
Total accruing loans past due 90 days or more	817	1,098	1,039	585	961
Total of nonaccrual and 90 days or more past due loans	1,304	4,029	2,626	3,579	2,603

Real estate owned:
One- to four-family	103	109	74	89	75
Commercial and multi-family	2,400	699	225	—	—
Commercial	—	—	—	195	270
Other	—	—	—	98	98
Total real estate owned	2,503	808	299	382	443

Other non-performing assets	237	152	140	153	109

Total non-performing assets	4,044	4,989	3,065	4,114	3,155

Troubled debt restructurings (not included above) – commercial and multifamily real estate	—	—	2,275	2,312	1,597

Troubled debt restructurings and total non-performing assets	$4,044	$4,988	$5,340	$6,426	$4,752

Total non-performing loans to total loans	0.55%	1.83%	1.35%	2.06%	1.61%
Total non-performing assets to total assets	1.41%	1.84%	1.18%	1.62%	1.28%
Total non-performing assets and troubled debt restructurings to total assets	1.41%	1.84%	2.06%	2.53%	1.93%

(1)	At December 31, 2015, includes $2.2 million of troubled debt restructurings.

Interest income that would have been recorded for the year ended December 31, 2016 had nonaccruing loans been current according to their original terms amounted to $101,000. No interest was recognized on these loans nor included in net income for the year ended December 31, 2016.

Non-performing one- to four-family residential real estate loans totaled $301,000 at December 31, 2016 and consisted of four loans of which the largest totaled $111,000.

We had two non-performing commercial and multi-family real estate loans at December 31, 2016 with a total balance of $257,000, the largest of which was for $140,000 and was secured by owner occupied real estate.

Other non-performing loans totaled $746,000 at December 31, 2016, which included consumer loans of $728,000 and second mortgages of $18,000.

Other real estate owned totaled $2.5 million at December 31, 2016, which is comprised of a single commercial credit for a hotel, property valued at $1.8 million which includes multiple acres of land intended for commercial use, and three one- to four- family residential properties.

There were no other loans at December 31, 2016 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2016	2015	2014	2013	2012

Allowance at beginning of period	$2,193	$1,944	$2,398	$2,013	$1,904
Provision for loan losses	1,861	1,507	1,699	1,447	1,235
Charge offs:
Real estate loans:
One- to four-family residential	(159)	(220)	(653)	(227)	(379)
Commercial and multi-family	(353)	(211)	(947)	(68)	(144)
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	—	—	(18)	(22)
Consumer loans	(1,333)	(901)	(646)	(805)	(592)
Commercial business	(54)	(75)	––	––	(52)
Total charge-offs	(1,899)	(1,407)	(2,246)	(1,118)	(1,189)

Recoveries:
Real estate loans:
One- to four-family residential	8	56	32	4	3
Commercial and multi-family	—	4	—	—	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	—	—	—	7
Consumer loans	114	89	61	52	53
Commercial business	—	—	—	—	—
Total recoveries	122	149	93	56	63

Net (charge-offs) recoveries	(1,777)	(1,258)	(2,153)	(1,062)	(1,126)

Allowance at end of period	$2,277	$2,193	$1,944	$2,398	$2,013

Allowance to non-performing loans	174.62%	54.44%	74.03%	67.00%	77.36%
Allowance to total loans outstanding at the end of the period	0.97%	1.00%	1.00%	1.38%	1.25%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.77)%	(0.60)%	(1.17)%	(0.64)%	(0.71)%

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

	At December 31, 2016			At December 31, 2015
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$329	14.45%	27.72%	$390	17.78%	27.67%
Commercial and multi-family	670	29.42	21.30	749	34.15	21.66
Construction	-	-	2.94	3	0.14	1.58
Second mortgages and equity lines of credit	-	-	2.44	11	0.50	2.51
Consumer loans	1,031	45.28	40.43	996	45.42	40.19
Commercial business	247	10.85	5.17	44	2.01	6.39
Total allowance for loan losses	$2,277	100.00%	100.00%	$2,193	100.00%	100.00%

	At December 31, 2014			At December 31, 2013
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$447	23.00%	31.86%	$433	18.06%	35.06%
Commercial and multi-family	694	35.70	20.33	1,238	51.63	20.66
Construction	2	0.10	2.25	-	0.00	0.85
Second mortgages and equity lines of credit	14	0.72	2.38	35	1.46	2.51
Consumer loans	758	38.99	37.89	656	27.35	35.68
Commercial business	29	1.49	5.29	36	1.50	5.24
Total allowance for loan losses	$1,944	100.00%	100.00%	$2,398	100.00%	100.00%

	At December 31, 2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate loans:
One- to four-family residential	$542	26.92%	34.72%
Commercial and multi-family	829	41.18	21.06
Construction	4	0.20	1.54
Second mortgages and equity lines of credit	32	1.59	2.54
Consumer loans	552	27.42	34.88
Commercial business	54	2.68	5.26
Total allowance for loan losses	$2,013	100.00%	100.00%

At December 31, 2016, our allowance for loan losses represented 0.97% of total loans and 174.62% of nonperforming loans, and at December 31, 2015, our allowance for loan losses represented 1.00% of total loans and 54.44% of nonperforming loans. Nonperforming loans decreased primarily due to a $2.2 million commercial property that was transferred to foreclosed real estate held for sale during 2016. The allowance for loan losses was $2.3 million at December 31, 2016 and was $2.2 million at December 31, 2015, due to a provision for loan losses of $1.9 million, offset by net charge-offs of $1.8 million during 2016. Net charge-offs for 2016 included $54,000 in commercial credits, $1.2 million in auto loans, $151,000 in secured residential real estate, and $353,000 in commercial and multifamily real estate loans.

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

At December 31, 2016, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of our equity at that date.

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

At December 31, 2016, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

Municipal Bonds. At December 31, 2016, the carrying value of municipal bonds in our portfolio totaled $1.9 million. These securities generally provide similar or higher yields than other investments in our securities investment portfolio. While they do not provide the liquidity of other securities, we maintain these investments, to the extent appropriate, for tax planning, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2016, the carrying value of our mortgage-backed securities portfolio totaled $21.9 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as West End Bank, S.B. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored entities, such as Fannie Mae and Freddie Mac.

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

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Indianapolis in connection with our borrowing activities totaling $1.3 million at December 31, 2016. The common stock of such entity is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2016, our investment in bank-owned life insurance totaled $6.8 million and was issued by four insurance companies.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio, all of which were available for sale, at the dates indicated. Securities available for sale are carried at fair value.

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$2,021	$1,854	$9,168	$9,171	$13,053	$13,047
Mortgage-backed securities – GSE residential	22,278	21,874	19,194	18,930	29,658	29,492
Total available for sale	$24,299	$23,728	$28,362	$28,101	$42,711	$42,539

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2016. Securities available for sale are carried at fair value. Municipal bond yields have not been adjusted to a tax-equivalent basis. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2016	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Municipal bonds	$-	-	$-	-	$-	-	$2,021	3.81%	$2,021	3.81%
Mortgage-backed securities – GSE residential	-	-	-	-	5,822	1.91%	16,456	1.57%	22,278	1.66%
Total available for sale	$-	-	$-	-	$5,822	1.91%	$18,477	1.80%	$24,299	1.83%

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

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Year Ended December 31,
	2016			2015			2014
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate

Non-interest bearing	$22,154	9.85%	0.00%	$19,358	8.99%	0.00%	$17,899	8.78%	0.00%
Checking	33,921	15.08	0.13	30,554	14.19	0.13	29,654	14.59	0.13
Money market	38,695	17.21	0.38	38,533	17.90	0.39	42,111	20.66	0.39
Savings	21,649	9.63	0.10	18,271	8.49	0.10	16,108	7.90	0.10
Certificates and other time deposits of $100,000 or more	66,826	29.71	1.33	67,452	31.33	1.21	53,187	26.10	1.03
Other certificates and time deposits	41,653	18.52	1.01	41,110	19.10	0.98	44,771	21.97	0.96
Total	$224,898	100.00%		$215,278	100.00%		$203,730	100.00%

As of December 31, 2016, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $66.8 million. The following table sets forth the maturity of these certificates as of December 31, 2016.

At December 31, 2016
(In thousands)
Maturity Period:
Three months or less	$4,236
Over three through six months	11,007
Over six through twelve months	18,958
Over twelve months	32,625
Total	$66,826

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2016	2015
	(In thousands)

INTEREST RATE:
Less than 1%	$14,499	$31,624
1.00% - 1.99%	89,897	71,704
2.00% - 2.99%	4,035	5,186
3.00% - 3.99%	-	-
4.00% - 4.99%	48	48
Total	$108,479	$108,562

Borrowings. At December 31, 2016 our borrowings consisted of $32.0 million in advances from the Federal Home Loan Bank of Indianapolis. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

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

At December 31, 2016, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $30.6 million.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the periods indicated.

	Year Ended December 31,
	2016	2015

Average amount outstanding during the period:
FHLB advances	$30,418	$29,340
Weighted average interest rate during the period:
FHLB advances	1.40%	1.57%
Balance outstanding at end of period:
FHLB advances	32,000	27,000
Weighted average interest rate at end of period:
FHLB advances	1.35%	1.69%

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

Personnel

As of December 31, 2016, we had 75 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

West End Bank, S.B. is examined and supervised by the Division of Banking of the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. These regulators are not, however, generally charged with protecting the interests of stockholders of West End Indiana Bancshares, Inc. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. West End Bank, S.B. also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. West End Bank, S.B.’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of West End Bank, S.B.’s mortgage documents.

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

The Indiana Department of Financial Institutions has established a schedule for the assessment of “supervisory fees” for all Indiana savings banks to fund the operations of the Indiana Department of Financial Institutions. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Indiana savings banks with the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions also assesses fees for examinations conducted by the Indiana Department of Financial Institutions’ staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2016, West End Bank, S.B. paid approximately $27,700 in supervisory fees and no examination fees. The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

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

At December 31, 2016, West End Bank, S.B. maintained 89% of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

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

Capital Requirements. Under Federal Deposit Insurance Corporation regulations, state-chartered banks, such as West End Bank, S.B., are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the Federal Deposit Insurance Corporation determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings, and in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing assets, purchased credit card relationships, credit-enhancing interest-only strips and certain deferred tax assets), identified losses, investments in certain financial subsidiaries and non-financial equity investments.

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

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for West End Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.56 cents for each $100 in domestic deposits maintained at an institution.

For the year ended December 31, 2016, the Bank expensed $188,000 related to the FICO bonds and deposit insurance assessments.

Federal Home Loan Bank System. West End Bank, S.B. is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, West End Bank, S.B. is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, West End Bank, S.B. was in compliance with this requirement.

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

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrow for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, West End Bank, S.B. had no minimum tax credit carry forward.

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

ITEM 1B.          Unresolved Staff Comments

None.

ITEM 2.          Properties

As of December 31, 2016, the net book value of our office properties was $5.5 million. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main (Richmond) Office:

34 South 7th Street Richmond, Indiana 47374	Owned	1958	10,468	$506

Other Properties:

Eastside Office and Mortgage Loan Center: 101 South 37th Street Richmond, Indiana 47374	Owned	2004	3,352	1,161

Hagerstown Office: 10 East Main Street Hagerstown, Indiana 47343	Owned	1962	1,300	154

Liberty Office: 207 North Main Street Liberty, Indiana 47353	Owned	2009	2,330	679

Other Properties: 48 South 7th Street Richmond, Indiana 47374	Owned	2010	No building on site (adjacent to main office)	200

*45 South 7th Street Richmond, Indiana 47374	Owned	1999	No building on site (adjacent to main office)	-

*37 South 7th Street Richmond, Indiana 47374	Owned	2011	No building on site (adjacent to main office)	-

102 South 8th Street Richmond, Indiana 47374	Owned	2016	No building on site (adjacent to main office)	218

* Adjacent properties utilized for new construction of administration and operations building; construction in progress totals $2.6 million at December 31, 2016

ITEM 3.              Legal Proceedings

On March 15, 2017, a complaint styled Audrey (Adams) Easler v. West End Bank, S.B., Case No. 89D02-17-3-CT-00001, Wayne County Circuit Court, Superior II, Richmond, Indiana, was served on West End Bank, S.B. (the “Bank”), naming it as defendant and alleging, among other things, that the Bank sent to the plaintiff a post-repossession notice that failed to include consumer rights required by the Uniform Commercial Code (“UCC”) as enacted in Indiana, and that the Bank’s process of repossession violated the UCC. The complaint alleges that the named plaintiff is a representative of a class of plaintiffs and that the complaint would become a class action law suit. The complaint asks for both equitable relief and monetary damages. The Company believes the plaintiff’s claims are without merit and it intends to contest the action vigorously. At this time, it is not possible for the Company to estimate the loss or the range of possible loss in the event of an unfavorable outcome, as the ultimate resolution of the complaint is uncertain at this time. No amounts have been accrued as of December 31, 2016.

At December 31, 2016, other than as disclosed above, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.              Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “WEIN.” The number of holders of record of West End Indiana Bancshares, Inc.’s common stock as of December 31, 2016 was 184. Certain shares of West End Indiana Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents high and low quarterly trading prices for our shares and dividends declared per share for the periods indicated.

	High Sale	Low Sale	Dividends Declared
2016:
Quarter ended December 31	$34.00	$25.10	$0.06
Quarter ended September 30	25.25	24.00	0.06
Quarter ended June 30	25.00	22.00	0.06
Quarter ended March 31	23.35	21.40	0.06

2015:
Quarter ended December 31	$23.12	$21.00	$0.06
Quarter ended September 30	22.99	22.15	0.06
Quarter ended June 30	22.50	20.20	0.06
Quarter ended March 31	20.90	20.00	0.06

(b)       Sales of Unregistered Securities. Not applicable.

(c)       Use of Proceeds. Not applicable.

(d)       Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of December 31, 2016 with respect to compensation plans (other than the Company’s employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights	Number of common stock remaining available for future issuance under stock based compensation plan (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	158,966	$ 18.96	1,300
Equity compensation plans not approved by stockholders	––	––	––
Total	158,966	$ 18.96	1,300

(e) Stock Repurchases. On May 25, 2016 the Board of Directors authorized a continuation of its stock repurchase program pursuant to which the Company may repurchase 5% of its common stock outstanding as of May 25, 2016, or approximately 56,000 shares.

The Following table present for the periods indicated a summary of the purchases made by on or behalf of the company of shares of its common stock.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	8,600	$25.18	8,600	25,806
November 1, 2016 through November 31, 2016	11,700	$25.56	11,700	14,106
December 1 , 2016 through December 30, 2016	-	-	-	14,106

(f)       Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.              Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of West End Indiana Bancshares, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2016 and December 31, 2015 and our results of operations for the years ended December 31, 2016 and 2015. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities and mortgage-backed securities. At December 31, 2016, we had total assets of $287.1 million, total deposits of $224.9 million and total equity of $28.2 million.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, loan servicing income, gain on sales of securities and loans, debit card income, income from bank-owned life insurance and miscellaneous other income. Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, ATM charges, debit card charges, professional fees, advertising and other operating expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

During recent years, in order to reduce our vulnerability to changes in interest rates and enhance our net interest rate spread, we have increased our acquisitions of indirect automobile loans and commercial and multi-family real estate loans. At December 31, 2016 our indirect automobile loan portfolio had an average life of 2 years 11 months which allows us to reinvest these funds into market-rate loans as interest rates change. Additionally, we sell the majority of our fixed-rate one- to four-family residential real estate loans that we originate. As part of our asset/liability management, we have also increased our core deposits (which we consider to be non-interest bearing and interest bearing checking, money market and statement savings accounts). Finally, we have also employed a strategy to shorten our investment portfolio maturities in recent years.

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

•	Increasing our holdings of loans other than one- to four-family residential real estate loans. While we will continue to emphasize one- to four-family residential real estate loans, we also intend, subject to market conditions, to increase our holdings of indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, other consumer loans and commercial business loans, in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between December 31, 2012 and December 31, 2016, indirect loans and other consumer loans increased $38.6 million, or 68.5%, commercial and multi-family real estate loans increased $16.0 million, or 47.1%, and commercial business loans increased $3.7 million, or 42.9%, and we expect that these loan categories will continue to provide growth opportunities.

•	Continuing to emphasize the origination of one- to four-family residential real estate loans, while increasing, to the extent practicable, the amount of our adjustable-rate residential mortgage loans. We are and will continue to be a one- to four-family residential real estate lender to borrowers in our market area. As of December 31, 2016, $65.2 million, or 27.7%, of our total loans and 22.7% of our total assets consisted of one- to four-family residential real estate loans, compared to $56.1 million, or 34.7%, of total loans and 22.8% of total assets at December 31, 2012. To the extent practicable under applicable market conditions, we seek to emphasize the origination of adjustable-rate residential mortgage loans for retention in our portfolio.

•	Managing interest rate risk, including following our strategy of selling most of our fixed-rate one- to four-family residential real estate loans into the secondary market, while attempting to maximize, to the extent practicable, our net interest margin. During the last several years, we have taken steps that are intended to increase our net interest margin as well as our ability to manage our interest rate risk in the future. In particular, we have increased our holdings of indirect automobile loans and commercial and multi-family real estate loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family residential real estate loans. We have also reduced the average maturity in our investment securities portfolio. In addition, we perform on an ongoing basis, an asset/liability management analysis to determine the amount of fixed-rates loans to sell, and in recent years, based on these ongoing analyses, we have sold most of our fixed-rate one- to four-family residential real estate loans that we originate, while retaining the servicing rights.

•	Maintaining strong asset quality. We have sought to build strong asset quality by following conservative underwriting guidelines, sound loan administration, and generally focusing on secured loans located in our market area. Our non-performing assets and troubled debt restructurings totaled $4.0 million or 1.41% of total assets at December 31, 2016. Our total nonperforming loans and troubled debt restructurings to total loans ratio was 0.56% at December 31, 2016. Total loan delinquencies greater than 90 days and non-accrual loans, as of December 31, 2016, were $1.3 million, or 0.55% of total loans.

•	Executing our cross-marketing strategy, including community outreach programs, to enhance our profile in our market area, increase our relationships with small- to mid-sized businesses and professionals, and build our core deposits. We are seeking to build our demand, NOW, statement savings and money market deposits and seeking to reduce our reliance on borrowings and certificates of deposit for liquidity purposes and to fund loan demand. We believe such core deposits not only have favorable cost and interest rate change resistance but also allow us greater opportunity to connect with our customers and offer them other financial services and products. In recent years, we have grown our core deposits from commercial business customers through our various marketing strategies. Those strategies include our Business Links program (a suite of services provided to small- and mid-sized businesses and professionals in our market area), deposit pick up service, remote capture, mobile banking, enhanced online banking, electronic statements and social media implementation on Facebook, Twitter and LinkedIn. Our school branch program in an elementary school and a high school in Richmond, Indiana provides limited-service branches operated by students as well as financial education classes taught by West End Bank, S.B. employees. Additionally, our new charitable foundation that we established in connection with the conversion and stock offering will provide us continued opportunities to grow our brand recognition in our market area.

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

Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate loans. When we acquire mortgage servicing rights through the origination of mortgage loans and the sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2016, we were servicing loans sold to others totaling $69.7 million. We have elected to initially and subsequently measure the mortgage-servicing rights for residential mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

The key economic assumptions made in determining the fair value of the mortgage servicing rights at December 31, 2016 included the following:

Annual constant prepayment speed (CPR):	10.3%

Weighted average life remaining:	4.13 years

Discount rate used:	5.9%

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage-servicing rights is netted against loan servicing fee income.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Total assets increased $16.1 million, or 5.9%, to $287.1 million at December 31, 2016. The increase was a result of increases in loans, other assets, premises and equipment, and other real estate owned, partially offset by decreases in investment securities classified as available for sale, and loans held for sale.

Cash and cash equivalents increased $812,000, or 11.9%, to $7.6 million at December 31, 2016, based on normal operations and cash flow. Bank-owned life insurance increased to $6.8 million at December 31, 2016 from $5.3 million at December 31, 2015 with the increase to cash surrender value and purchase of additional coverage for key employees. Securities classified as available for sale decreased $4.4 million, or 15.6%, to $23.7 million at December 31, 2016 from $28.1 million at December 31, 2015 with proceeds from sales and normal cash flow utilized to fund loan growth. Additionally, loans held for sale decreased to $346,000, from $1.7 million, due to the sale of the guaranteed portion of an SBA commercial loan.

Premises and equipment increased $2.5 million to $6.1 million in 2016 from $3.6 million in 2015 due to the construction of administration and operations offices. Other assets increased to $5.0 million at December 31, 2016 from $4.3 million at December 31, 2015. Other real estate owned increased $1.7 million to $2.5 million in 2016 from $808,000 in 2015 with the foreclosure of a commercial credit for land development.

Net loans increased $14.6 million, or 6.7%, to $232.6 million at December 31, 2016 from $218.0 million at December 31, 2015. Commercial and industrial non-real estate loans decreased $1.9 million to $12.2 million from $14.1 million and commercial and multi-family real estate loans increased $2.3 million, or 4.9%, to $50.1 million from $47.7 million. One to four-family residential loans increased $4.2 million, or 6.9% to $65.2 million from $61.0 million and second mortgages and equity lines of credit increased $195,000, or 3.5%, to $5.7 million from $5.5 million. The most significant growth was the consumer loan portfolio which increased $6.5 million, or 7.3%, to $95.0 million. Included within consumer loans, direct consumer loans increased $431,000 to $15.8 million, and indirect loans increased $6.0 million to $79.2 million from $73.2 million.

Deposits increased $9.6 million, or 4.5%, to $224.9 million from $215.3 million year to year. Core deposits, including savings, interest bearing and non-interest bearing checking, and money market deposit accounts, increased $9.7 million to $116.4 million at December 31, 2016 from $106.7 million at December 31, 2015. Savings accounts increased $3.4 million or 18.5%, to $21.6 million at December 31, 2016, interest bearing and non-interest bearing checking accounts increased $6.2 million, or 12.4%, to $56.1 million at December 31, 2016 while money market deposit accounts increased $162,000 or 0.4% to $38.7 million at December 31, 2016 from $38.5 million at December 31, 2015. Certificates of deposit decreased $83,000, or 0.1% to $108.5 million at December 31, 2016 from $108.6 million at December 31, 2015.

Borrowings, which consisted entirely of Federal Home Loan Bank advances, increased $5.0 million, or 18.5%, to $32.0 million at December 31, 2016 from $27.0 million at December 31, 2015.

Total stockholders’ equity increased $798,000, or 2.9%, to $28.2 million at December 31, 2016 from $27.4 million at December 31, 2015. The increase was a result of net income of $1.8 million during 2016 and stock based benefits of $425,000, offset by stock repurchases of $1.0 million, cash dividends of $241,000, and changes in accumulated other comprehensive loss of $187,000.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

General. Net income remained unchanged at $1.8 million for the year ended December 31, 2016 from December 31, 2015. Changes to net income resulted primarily from an increase in net interest income of $569,000, an increase to other income of $364,000, and a decrease in income tax expense of $41,000 partially offset by increases to the provision for loan losses of $354,000, and noninterest expense of $614,000.

Interest Income. Interest income increased to $13.6 million for 2016 from $12.9 million for 2015. The average balance of total interest earning assets increased $8.8 million, or 3.4% to $263.3 million for the year ended December 31, 2016 from $254.5 million for the year ended December 31, 2015. The average yield on total interest earning assets increased 11 basis points to 5.17% for 2016 from 5.06% for 2015 due to the increased average balance of the loan portfolio partially offset by the decrease in average balance of the lower yielding investment portfolio.

Interest income and fees on loans increased to $13.1 million for 2016 from $12.1 million in 2015. The average yield on loans decreased eight basis points to 5.74% for the year ended December 31, 2016 from 5.82% for the year ended December 31, 2015. However, the decline in loan yield was entirely offset by an increase of $19.7 million, or 9.4%, in the average balance of loans to $228.3 million for the year ended December 31, 2016 from $208.6 million for the year ended December 31, 2015.

Interest income on investment securities decreased to $435,000 from $673,000 the year ended December 31, 2016 and 2015 respectively due to a decrease in the average balance and a decrease in the yield to 1.74% in 2016 from 1.86% in 2015. The decrease of $11.1 million to the average balance of investment securities to $25.0 million for the year ended December 31, 2016 from $36.1 million for the year ended December 31, 2015 reflects management’s overall funding strategy for loan growth.

Interest Expense. Interest expense increased $170,000, or 9.8%, to $1.9 million for 2016 from $1.7 million in 2015 reflecting an increase in the average balance of interest bearing liabilities and the markets move toward higher interest rates. The average balance of interest bearing deposit accounts increased to $199.3 million for the year ended December 31, 2016 from $189.5 million for the year ended December 31, 2015, the interest paid on these liabilities also increased $205,000 to $1.5 million for the year ended December 31, 2016.

The average balance of interest bearing demand deposits (savings, checking and money market accounts) increased $3.8 million to $91.9 million for the year ended December 31, 2016 from $88.1 million for the year ended December 31, 2015. The average balance of interest bearing checking accounts increased $2.4 million at December 31, 2016, and the average balance of savings accounts increased $3.2 million for the year ended December 31, 2016 while the average balance of money market accounts decreased $1.8 million.

Interest expense paid on certificates of deposit increased $204,000, or 19.2%, to $1.3 million for the year ended 2016 from $1.1 million for 2015. The increase reflected an increase in the average balance of certificates of deposit of $6.1 million or 6.0%, to $107.5 for 2016 from $101.4 for 2015. Additionally the average interest paid also increased as the average rate increased 13 basis point to 1.18% for the year ended December 31, 2016 from 1.05% for the year ended December 31, 2015.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $35,000, or 7.6% to $427,000 for the year ended December 31, 2016 from $462,000 for the year ended December 31, 2015. The average balance of advances increased to $30.4 million for the year ended December 31, 2016 from $29.3 million for the year ended December 31, 2015, the average rate paid decreased 17 basis points to an average rate of 1.40% for the year ended December 31, 2016 from 1.57% for the year ended December 31, 2015.

Net Interest Income. Net interest income increased $569,000, or 5.1% to $11.7 million for December 31, 2016 from $11.1 million for the year ended December 31, 2015. The increase was due to the increase in interest income on loans of $972,000 to $13.1 million from $12.1 million offset by decreases in securities of $238,000 to $435,000 from $673,000, and increase in interest expense on deposits of $205,000 to $1.5 million from $1.3 million and a decrease in the cost of borrowings of $35,000 to $427,000 from $462,000.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Account Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $1.9 million for 2016 and $1.5 million for 2015. The allowance for loan losses was $2.3 million, or 0.97% to total loans outstanding at December 31, 2016, compared to $2.2 million, or 1.0% of total loans outstanding at December 31, 2015. Total nonperforming loans were $1.3 million, or 0.56% of total loans outstanding at December 31, 2016 compared to $4.0 million, or 1.83% of total loans outstanding at December 31, 2015. Nonperforming loans decreased primarily due to a $2.2 million commercial property that was transferred to foreclosed real estate held for sale. The increase to the provision reflected net charge offs and increased loan volume during 2016, and specifically an increase in the indirect automobile segment of the portfolio. The allowance for loan losses as percentage of nonperforming loans increased to 174.6% at December 31, 2016, from 54.4% at December 31, 2015. While non-performing loans declined, the provision for loan losses increase based on management analysis of historical chargeoffs and increased loan volume.

Noninterest Income. Noninterest income increased 364,000, or 22.9%, to $2.0 million for the year ended December 31, 2016, from $1.6 million for the year ended December 31, 2015. The increase was due primarily to a $97,000 increase in realized gains on sales of available for sale securities. Gains on sale of loans increased $383,000 to $739,000 for the year ended December 31, 2016 from $356,000 for the year ended December 31, 2015 due to the gain on sale of the guaranteed portion of SBA loans. Offsetting these increases in noninterest income, net loss on sale and writedowns other assets increased $270,000 to $244,000 for the year ended December 31, 2016 from $26,000 gain on the sale of assets for the year ended December 31, 2015.

Noninterest Expense. Noninterest expense increased $614,000, or 7.3%, to $9.0 million for the year ended December 31, 2016 from $8.4 million for the year ended December 31, 2015. The increase was due to a $254,000 increase in salaries and employee benefits, a $165,000 increase in foreclosed real estate and repossession expense, a $73,000 increase in data processing fees, and an increase in software expense of $63,000. Offsetting these increases we had a decrease in professional fees of $71,000.

Income tax expense. We recorded $950,000 of income tax expense for the year ended December 31, 2016 compared to $991,000 for the year ended December 31, 2015, reflecting pre-tax income of $2.8 million for both 2016 and 2015. Our effective tax rate was 34.0% for the year ended December 31, 2016, compared to 35.0% for the year ended December 31, 2015.

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

	For the Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:

Loans	$228,328	$13,104	5.74%	$208,602	$12,132	5.82%	$184,416	$10,799	5.86%
Investment securities	25,023	435	1.74	36,099	673	1.86	53,224	1,030	1.94
Other interest-earning assets	9,970	74	0.74	9,824	69	0.70	8,563	79	0.92
Total interest-earning assets	263,321	13,613	5.17	254,525	12,874	5.06	246,203	11,908	4.84

Noninterest-earning assets	18,237			14,349			11,767
Total assets	$281,558			$268,874			$257,970

Liabilities and equity:
Interest-bearing liabilities:
Checking	$32,869	45	0.14	$30,423	39	0.13	$30,429	40	.13
Money Market	38,543	151	0.39	40,389	159	0.39	40,079	160	.40
Savings	20,439	25	0.12	17,265	22	0.13	15,950	19	.12
Certificates and other time deposits of $100,000 or more	107,484	1,265	1.18	101,386	1,061	1.05	95,498	992	1.04
Total interest-bearing deposits	199,335	1,486	0.75	189,463	1,281	0.68	181,956	1,211	.67

FHLB advances	30,418	427	1.40	29,340	462	1.57	26,899	398	1.48
Total interest-bearing liabilities	229,753	1,913	0.83	218,803	1,743	0.80	208,855	1,609	.77

Noninterest-bearing demand deposits	21,757			18,661			16,862
Other noninterest-bearing liabilities	1,382			1,473			1,210
Total liabilities	252,892			238,937			226,927

Total equity	28,666			29,937			31,043
Total liabilities and equity	$281,558			$268,874			$257,970

Net interest income		$11,700			$11,131			$10,299
Interest rate spread			4.34%			4.26%			4.07%
Net interest margin			4.44%			4.37%			4.18%
Average interest-earning assets to average interest-bearing liabilities			114.61%			116.33%			117.88%

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

	Years Ended December 31, 2016 vs. 2015			Years Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest income:
Loans receivable	$1,134	$(162)	$972	$1,602	$(269)	$1,333
Investment securities	(195)	(43)	(238)	(368)	11	(357)
Other interest-earning assets	1	4	5	(6)	(4)	(10)
Total	940	(201)	739	1,228	(262)	966

Interest expense:
Deposits	69	136	205	27	43	70
FHLB advances	17	(52)	(35)	23	41	64
Total	86	84	170	50	84	134
Increase (decrease) in net interest income	$854	$(285)	$569	$1,178	$(346)	$832

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

The table below sets forth, as of December 31, 2016 and 2015, the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. In the below table, “12 Month Horizon” and “24 Month Horizon” represent the assumed length of time for which the designated immediate change in the interest rate would remain effective. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	At December 31,
	2016	2015
Change in Interest Rates (basis points)	Net Interest Change as a Percentage of Net Interest Income
12 Month Horizon
+400	(9.70)%	(6.68)%
+300	(3.12)%	(1.25)%
+200	(2.41)%	(0.74)%
+100	(1.76)%	(0.33)%
0	(1.32)%	(0.15)%
-100	(1.58)%	(0.69)%

24 Month Horizon
+400	(13.16)%	(5.83)%
+300	(9.52)%	(4.91)%
+200	(7.03)%	(2.98)%
+100	(4.95)%	(1.54)%
0	(3.72)%	(0.91)%
-100	(4.34)%	(2.03)%

The table above indicates that at December 31, 2016, in the event of a 200 basis point increase in interest rates, assuming a 12 month horizon, our net interest income would decline 2.41%. In the event of a 100 basis point decrease in interest rates, assuming a 12 month horizon, our net interest income would decline by 1.58%. A rising rate environment over a 24-month period shows even less favorable decreases to our net interest income than the correlating rate change over a 12-month period.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.7 million and $1.7 million for 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $18.2 million and $14.0 million for 2016 and 2015, respectively. The 2016 period reflected a net change in loans of $18.6 million while the 2015 period reflected a net change in loans of $28.2 million. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts was $13.3 million and $9.3 million for 2016 and 2015, respectively, resulting from our strategy of growing our certificate of deposit accounts and a general growth in all core deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At December 31, 2016, we exceeded all of our regulatory capital and well capitalized requirements with a Tier 1 (core) capital level of $27.4 million, or 9.6% of adjusted total assets, which is above the required regulatory capital level of $11.4 million, or 4.0% and well capitalized level of $14.3 million, or 5.0%; and total risk-based capital of $29.7 million, or 13.2% of risk-weighted assets, which is above the required level of $18.0 million, or 8.0% and well capitalized level of $22.5 million, or 10%. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2016, we had outstanding commitments to originate loans of $13.8 million and stand-by letters of credit of $461,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2016 totaled $59.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 8.              Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

West End Indiana Bancshares, Inc.

Consolidated Financial Statements

December 31, 2016 and 2015

West End Indiana Bancshares, Inc.

As of December 31, 2016 and 2015
and Years Ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

West End Indiana Bancshares, Inc.

Richmond, Indiana

We have audited the accompanying consolidated balance sheets of West End Indiana Bancshares, Inc. (Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of West End Indiana Bancshares, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, llp

Indianapolis, Indiana

March 30, 2017

West End Indiana Bancshares, Inc.

Consolidated Balance Sheet

December 31, 2016 and 2015

	December 31,
	2016	2015

Assets
Cash and due from banks	$2,039,032	$1,474,318
Interest-bearing demand deposits	5,610,324	5,363,107
Cash and cash equivalents	7,649,356	6,837,425
Investment securities available for sale	23,727,778	28,100,901
Loans held for sale	346,409	1,668,264
Loans, net of allowance for loan losses of $2,276,679 and $2,192,709 at December 31, 2016 and 2015, respectively	232,649,433	218,008,838
Premises and equipment	6,111,527	3,583,353
Federal Home Loan Bank stock	1,328,900	1,323,000
Interest receivable	1,036,536	1,079,875
Bank-owned life insurance	6,783,218	5,279,009
Foreclosed real estate held for sale	2,502,589	807,702
Other assets	4,968,194	4,334,433

Total assets	$287,103,940	$271,022,800

Liabilities and Equity

Liabilities
Deposits	$224,897,992	$215,278,068
Federal Home Loan Bank advances	32,000,000	27,000,000
Interest payable	82,137	75,412
Other liabilities	1,921,413	1,265,015
Total liabilities	258,901,542	243,618,495

Commitments and Contingencies

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	660,957	-

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,064,582 and 1,106,476 at December 31, 2016 and 2015, respectively	10,646	11,065
Additional paid in capital	5,690,352	6,367,059
Retained earnings	23,687,416	22,081,030
Unearned employee stock ownership plan (ESOP)	(840,600)	(896,640)
Accumulated other comprehensive loss	(345,416)	(158,209)

Total stockholders’ equity	28,202,398	27,404,305

Less maximum cash obligation related to ESOP shares	(660,957)

Total stockholders’ equity less maximum cash obligation related to ESOP shares	27,541,441	27,404,305

Total liabilities and stockholders' equity	$287,103,940	$271,022,800

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Income

Years Ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015

Interest and Dividend Income
Loans receivable, including fees	$13,104,478	$12,131,932
Investment securities	435,075	673,216
Other	73,912	69,034
Total interest income	13,613,465	12,874,182

Interest Expense
Deposits	1,486,252	1,281,381
Federal Home Loan Bank advances	427,312	462,245
Total interest expense	1,913,564	1,743,626

Net Interest Income	11,699,901	11,130,556
Provision for loan losses	1,861,281	1,507,000
Net Interest After Provision for Loan Losses	9,838,620	9,623,556

Other Income
Service charges on deposit accounts	652,764	566,556
Loan servicing income, net	148,304	104,519
Debit card income	354,802	310,020
Gain on sale of loans	738,650	355,532
Net realized gains on sales of available-for-sale securities (includes $135,336, and $37,865 respectively, related to accumulated other comprehensive earnings reclassifications)	135,336	37,865
Gain on cash surrender value of life insurance	164,208	127,387
Gain (loss) on sale and writedowns of other assets	(244,138)	26,147
Other income	2,051	60,356
Total other income	1,951,977	1,588,382

Other Expense
Salaries and employee benefits	5,021,359	4,767,503
Net occupancy	572,903	505,498
Data processing fees	389,007	316,272
Professional fees	425,132	496,127
Director expenses	141,660	177,067
Advertising	264,668	253,108
ATM charges	288,882	259,580
Postage and courier	232,446	226,436
FDIC insurance premiums	187,500	200,982
Software expense	188,183	125,396
Foreclosed real estate and repossession expense	259,277	94,190
Other expenses	1,022,644	957,660
Total other expenses	8,993,661	8,379,819

Income Before Income Tax	2,796,936	2,832,119
Income tax expense (includes $53,607 and $14,998, respectively, related to income tax expense from reclassification items)	949,862	991,173

Net Income	$1,847,074	$1,840,946
Earnings Per Share
Basic	$1.83	$1.58
Diluted	1.79	1.57
Dividends Per Share	0.24	0.24

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015

Net income	$1,847,074	$1,840,946
Other comprehensive loss, net of tax
Unrealized holding loss arising during the period, net of tax benefit of $69,130 and $20,462	(105,478)	(31,220)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $53,607 and $14,998	81,729	22,867
	(187,207)	(54,087)
Comprehensive income	$1,659,867	$1,786,859

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2016 and 2015

	Common Stock
	Shares Outstanding	Amount	Additional Paid- In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Maximum Cash Obligation Related to ESOP Shares	Total Stockholder's Equity
Balances at January 1, 2015	1,329,880	$13,299	$10,979,452	$20,513,341	$(952,680)	$(104,122)		$30,449,290
Net income	-	-	-	1,840,946	-	-		1,840,946
Other comprehensive loss	-	-	-	-	-	(54,087)		(54,087)
ESOP shares earned	-	-	64,530	-	56,040	-		120,570
Stock Based Compensation Expense	-	-	282,875	-	-	-		282,875
Shares Repurchased	(223,404)	(2,234)	(4,959,798)	-	-	-		(4,962,032)
Cash dividends ($0.24) per share	-	-	-	(273,257)	-	-		(273,257)

Balances at December 31, 2015	1,106,476	11,065	6,367,059	22,081,030	(896,640)	(158,209)	-	27,404,305
Net income	-	-	-	1,847,074	-	-	-	1,847,074
Other comprehensive loss	-	-	-	-	-	(187,207)	-	(187,207)
ESOP shares earned	-	-	79,857	-	56,040	-	-	135,897
Change related to ESOP shares							(660,957)	(660,957)
Stock Based Compensation Expense	-	-	289,194	-	-	-	-	289,194
Shares Repurchased	(41,894)	(419)	(1,045,758)	-	-	-	-	(1,046,177)
Cash dividends ($0.24) per share	-	-	-	(240,688)	-	-	-	(240,688)
Balances at December 31, 2016	1,064,582	$10,646	$5,690,352	$23,687,416	$(840,600)	$(345,416)	$(660,957)	$27,541,441

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2016 and 2015

	Years Ended December 31,
	2016	2015

Operating Activities
Net income	$1,847,074	$1,840,946
Items not requiring (providing) cash
Provision for loan losses	1,861,281	1,507,000
Depreciation and amortization	291,341	242,009
Deferred income taxes	83,313	(31,215)
Investment securities amortization, net	332,838	419,811
Investment securities gains	(135,336)	(37,865)
Loan originated for sale	(14,697,998)	(17,670,292)
Proceeds on loan sold	16,813,293	16,257,120
Gain on loans sold	(738,650)	(355,532)
Loss (gain) on other assets	244,138	(26,147)
ESOP shares earned	135,897	120,570
Stock based compensation	289,194	282,875
Net change in
Interest receivable	43,339	(50,234)
Interest payable	6,725	10,279
Cash surrender value of life insurance	(164,209)	(127,387)
Other adjustments	(523,982)	(705,522)
Net cash provided by operating activities	5,688,258	1,676,416

Investing Activities
Purchases of securities available for sale	(10,619,965)	(482,955)
Proceeds from maturities of securities available for sale	4,209,332	5,378,964
Proceeds from sales of securities available for sale	10,276,310	9,070,186
Purchase of FHLB stock	(5,900)	-
Proceeds from redemption of FHLB stock	-	174,000
Net change in loans	(18,567,736)	(28,253,655)
Purchase of premises and equipment	(2,273,749)	(366,051)
Proceeds from sale of foreclosed real estate	112,322	466,344
Purchase of bank owned life insurance	(1,340,000)	-
Net cash used in investing activities	(18,209,386)	(14,013,167)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	9,703,025	943,190
Net change in certificates of deposit	(83,101)	10,604,577
Repurchased shares	(1,046,177)	(4,962,032)
Repayment of FHLB advances	(45,000,000)	(8,000,000)
Proceeds from FHLB advances	50,000,000	11,000,000
Cash dividends	(240,688)	(273,257)
Net cash provided by financing activities	13,333,059	9,312,478

Net Change in Cash and Cash Equivalents	811,931	(3,024,273)

Cash and Cash Equivalents, Beginning of Period	6,837,425	9,861,698

Cash and Cash Equivalents, End of Period	$7,649,356	$6,837,425

Additional Cash Flows Information
Interest paid	$1,908,597	$1,733,347
Income tax paid	1,057,000	1,010,000
Real estate acquired in settlement of loans	1,974,589	1,051,296
Sale and financing of foreclosed real estate	58,373	112,068

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2016 and 2015, cash equivalents consisted primarily of interest bearing demand deposits.

The Bank is required to maintain reserve funds in cash and/or deposit with the Federal Reserve Bank as of December 31, 2016 of $22,000.

At December 31, 2016, the Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $4,663,000. This amount included $2,541,000 held at the Federal Home Loan Bank and $1,628,000 held at the Federal Reserve Bank, which are not federally insured.

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Note 2:        Securities

The amortized cost and approximate fair values of securities are as follows:

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$2,021	$-	$(167)	$1,854
Mortgage-backed securities - GSE residential	22,278	20	(424)	21,874

Total available for sale	$24,299	$20	$(591)	$23,728

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$9,168	$60	$(57)	$9,171
Mortgage-backed securities - GSE residential	19,194	12	(276)	18,930

Total available for sale	$28,362	$72	$(333)	$28,101

The amortized cost and fair value of securities available for sale at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016
	Amortized Cost	Fair Value

After ten years	2,021	1,854
Mortgage-backed securities - GSE residential	22,278	21,874

Totals	$24,299	$23,728

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Securities pledged at December 31, 2016 and 2015 totaled $911,000 and $1,162,000.

Activities related to the sales of securities available for sale for the years ended December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Proceeds from sales of available-for sale securities	$10,276	$9,070

Gross gains on sales	143	100

Gross losses on sales	8	62

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2016 and 2015 was $20,024,000 and $21,008,000 which is approximately 84% and 75% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at December 31, 2016 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$1,854	$(167)	$-	$-	$1,854	$(167)
Mortgage-backed securities - GSE residential	13,249	(292)	4,921	(132)	18,170	(424)
	$15,103	$(459)	$4,921	$(132)	$20,024	$(591)

Securities with unrealized losses at December 31, 2015 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$3,239	$(44)	$908	$(13)	$4,147	$(57)
Mortgage-backed securities - GSE residential	8,498	(67)	8,363	(209)	16,861	(276)
	$11,737	$(111)	$9,271	$(222)	$21,008	$(333)

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Note 3: Loans and Allowance

Categories of loans include:

	December 31,
	2016	2015

Commercial	$12,155	$14,076
Real estate loans
Residential	65,160	60,968
Commercial and multi-family	50,070	47,721
Construction	6,906	3,475
Second mortgages and equity lines of credit	5,716	5,521
Consumer loans
Indirect	79,214	73,166
Other	15,821	15,390
	235,042	220,317
Less
Net deferred loan fees, premiums and discounts	116	115
Allowance for loan losses	2,277	2,193

Total loans	$232,649	$218,009

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

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

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following presents by portfolio class, the activity in the allowance for loan losses for the years ended December 31, 2016 and 2015:

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$44	$390	$749	$3	$11	$996	$2,193
Provision for losses	257	90	274	(3)	(11)	1,254	1,861
Recoveries on loans	—	8	—	—	—	114	122
Loans charged off	(54)	(159)	(353)	—	—	(1,333)	(1,899)
Balance, end of year	$247	$329	$670	$-	$-	$1,031	$2,277

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$29	$447	$694	$2	$14	$758	$1,944
Provision for losses	90	107	262	1	(3)	1,050	1,507
Recoveries on loans	—	56	4	—	—	89	149
Loans charged off	(75)	(220)	(211)	—	—	(901)	(1,407)
Balance, end of year	$44	$390	$749	$3	$11	$996	$2,193

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio class and impairment method as of December 31, 2016 and December 31, 2015:

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$247	$329	$670	$-	$-	$1,031	$2,277
Individually evaluated for impairment	225	-	55	-	-	-	280
Collectivity evaluated for impairment	22	329	615	-	-	1,031	1,997
Loans:
Ending balance	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042
Individually evaluated for impairment	3,624	-	1,653	-	-	-	5,277
Collectivity evaluated for impairment	8,531	65,160	48,417	6,906	5,716	95,035	229,765

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$44	$390	$749	$3	$11	$996	$2,193
Individually evaluated for impairment	-	-	357	-	-	-	357
Collectivity evaluated for impairment	44	390	392	3	11	996	1,836
Loans:
Ending balance	14,076	60,968	47,721	3,475	5,521	88,556	220,317
Individually evaluated for impairment	-	-	2,337	-	-	-	2,337
Collectivity evaluated for impairment	14,076	60,968	45,384	3,475	5,521	88,556	217,980

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2016 and December 31, 2015:

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$8,531	$65,160	$45,618	$6,906	$5,716	$95,035	$226,966
Watch	––	––	––	—	—	—	––
Special Mention	––	––	2,799	—	––	—	2,799
Substandard	3,624	––	1,653	—	—	––	5,277
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––

Total	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$14,001	$60,968	$40,342	$3,475	$5,521	$88,556	$212,863
Watch	75	––	1,305	—	—	—	1,380
Special Mention	––	––	3,115	—	––	—	3,115
Substandard	––	––	2,959	—	—	––	2,959
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––

Total	$14,076	$60,968	$47,721	$3,475	$5,521	$88,556	$220,317

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

Years Ended December 31, 2016 and 2015

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

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents the Bank’s loan portfolio aging analysis as of December 31, 2016 and December 31, 2015:

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$7	$322	$-	$-	$8	$1,111	$1,448
60-89 days past due	-	93	-	-	10	396	499
Greater than 90 days and accruing	-	289	257	-	18	728	1,292
Total past due	7	704	257	-	36	2,235	3,239
Current	12,148	64,456	49,813	6,906	5,680	92,800	231,803
Total loans	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042

Nonaccrual loans	$-	$230	$257	$-	$-	$-	$487
Past due 90 days and accruing	-	71	-	-	18	728	817
Total	$-	$301	$257	$-	$18	$728	$1,304

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$19	$55	$-	$-	$8	$918	$1,000
60-89 days past due	14	43	-	-	7	219	283
Greater than 90 days and accruing	-	386	122	-	80	899	1,487
Total past due	33	484	122	-	95	2,036	2,770
Current	14,043	60,484	47,599	3,475	5,426	86,520	217,547
Total loans	$14,076	$60,968	$47,721	$3,475	$5,521	$88,556	$220,317

Nonaccrual loans	$-	$564	$2,337	$-	$30	$-	$2,931
Past due 90 days and accruing	-	149	-	-	50	899	1,098
Total	$-	$713	$2,337	$-	$80	$899	$4,029

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

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2016 and December 31, 2015:

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$114	$-	$731	$-	$-	$-	$845
Unpaid principal balance	114	-	731	-	-	-	845
Impaired loans with a specific allowance:
Recorded investment	3,510	-	922	-	-	-	4,432
Unpaid principal balance	3,510	-	922	-	-	-	4,432
Specific allowance	225	-	55	-	-	-	280
Total impaired loans:
Recorded investment	3,624	-	1,653	-	-	-	5,277
Unpaid principal balance	3,624	-	1,653	-	-	-	5,277
Specific allowance	225	-	55	-	-	-	280

		December 31, 2015
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$-	$-	$122	$-	$-	$-	$122
Unpaid principal balance	-	-	151	-	-	-	151
Impaired loans with a specific allowance:
Recorded investment	-	-	2,214	-	-	-	2,214
Unpaid principal balance	-	-	2,275	-	-	-	2,275
Specific allowance	-	-	357	-	-	-	357
Total impaired loans:
Recorded investment	-	-	2,337	-	-	-	2,337
Unpaid principal balance	-	-	2,426	-	-	-	2,426
Specific allowance	-	-	357	-	-	-	357

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for years ended December 31, 2016 and 2015:

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$725	$––	$2,170	$––	$––	$––	$2,895
Interest income recognized	7	––	3	––	––	––	10
Interest income recognized on a cash basis	––	––	––	––	––	––	––

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

There were no new troubled debt restructurings during 2015 and 2016.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

At December 31, 2016 and 2015, the balance of real estate owned included $103,000 and $109,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2016 and 2015, there were $293,000 and $618,000, respectively, of residential real estate loans in process of foreclosure.

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2016	2015

Land	$1,053	$1,053
Buildings and improvements	3,375	3,671
Furniture and equipment	1,232	1,180
Construction in progress	2,791	-
Software	326	344
Total cost	8,777	6,248
Accumulated depreciation and amortization	(2,665)	(2,665)
Net	$6,112	$3,583

Note 5:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage-servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others were $69,605,000 and $67,652,000 at December 31, 2016 and 2015, respectively.

The following summarizes the activity in mortgage servicing measured using the fair value method for the periods ended December 31, 2016 and 2015:

	2016	2015

Fair value at the beginning of the period	$646	$549
Servicing rights recorded on sale of loans	95	143
Change in fair value due to payments	(78)	(84)
Other changes in valuation inputs or assumptions	56	38
Fair value at the end of the period	$719	$646

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

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following summarizes the key economic assumptions used in determining the fair value of the mortgage-servicing rights at December 31, 2016 and 2015:

	December 31,
	2016	2015

Weighted-average constant prepayment rate	10.3%	11.7%
Weighted-average discount rate	5.9%	5.8%
Weighted expected loan servicing (years)	4.13	3.82

Note 6:	Deposits

	December 31
	2016	2015

Noninterest-bearing	$22,154	$19,358
Checking	33,921	30,554
Money market	38,695	38,533
Savings	21,649	18,271
Certificates and other time deposits of $100,000 or more	66,826	67,452
Other certificates and time deposits	41,653	41,110
Total deposits	$224,898	$215,278

December 31, 2016, the scheduled maturities of time deposits are as follows:

2016

2017	$59,291
2018	21,978
2019	17,018
2020	6,678
2021	3,514
$108,479

Certificates and other time deposits of $250,000 or more totaled $19,732,000 and $23,662,000 million at December 31, 2016 and 2015 respectively.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $32,000,000 and $27,000,000 at December 31, 2016 and 2015, respectively. The Federal Home Loan Bank advances are secured by mortgage loans totaling $64,333,000 at December 31, 2016. Advances, at interest rates from 0.90% to 1.91% are subject to restrictions or penalties in the event of prepayment.

Maturities of Federal Home Loan Bank advances were as follows at December 31, 2016:

2016
2017	$9,000
2018	7,000
2019	5,000
2020	7,000
2021	4,000
$32,000

Note 8:	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Indiana. With a few exceptions, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2013.

	2016	2015

Income tax expense
Currently payable
Federal	$687	$788
State	180	234
Deferred
Federal	75	(16)
State	8	(15)

Total income tax expense	$950	$991

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	951	963
Effect of state income taxes	124	145
Tax-exempt interest	(46)	(98)
Cash surrender value of life insurance	(56)	(43)
Other	(23)	24

Actual tax expense	$950	$991
Effective tax rate	34.0%	35.0%

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

	2016	2015

Assets
Allowance for loan losses	$329	$389
Accrued compensation	273	224
Charitable contributions	51	111
Other real estate owned	40	3
Securities available for sale	226	104
Total assets	919	831

Liabilities
State income tax	(42)	(42)
Depreciation	(48)	(24)
FHLB stock	(20)	(20)
Mortgage-servicing rights	(283)	(259)
Other	(1)	––
Total liabilities	(394)	(345)
Net deferred tax asset before valuation allowance	525	486

Valuation allowance
Beginning balance	(60)	(60)
(Increase) decrease during the period	––	––
Ending balance	(60)	(60)
Net deferred tax assets	$465	$426

The Company’s charitable contribution carryover is $147,000. The charitable contribution carryover period for the Company is five years. The contribution carryover began to expire in 2013 with a significant portion of the carryover not expiring until 2017. Due to the limited carryover period, a valuation allowance was established during 2012 for the deferred tax asset the Company estimates it will be unable to utilize.

Retained earnings at December 31, 2016 and 2015 include approximately $3,136,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $1,066,000.

The tax expense applicable to realized securities gains for years ended December 31, 2016 and 2015 was $54,000 and $15,000, respectively.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

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

Financial instruments whose contract amount represents credit risk as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015

Commitments to extend credit	$13,837	$18,001
Standby letters of credit	461	508

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

The Company and its subsidiaries are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

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

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2016 and 2015, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2016, the most recent notification from the Department of Financial Institutions, State of Indiana, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2016
Total capital [1] (to risk-weighted assets)	$29,695	13.2%	$18,032	8.0%	$22,540	10.0%
Tier I capital [1] (to risk-weighted assets)	27,418	12.2%	13,524	6.0%	18,032	8.0%
Common Equity Tier I capital [1] (to risk-weighted assets)	27,418	12.2%	10,143	4.5%	14,651	6.5%
Tier I capital [1] (to average assets)	27,418	9.6%	11,450	4.0%	14,312	5.0%

2015
Total capital [1] (to risk-weighted assets)	$29,159	13.7%	$16,980	8.0%	$21,226	10.0%
Tier I capital [1] (to risk-weighted assets)	26,966	12.7%	12,735	6.0%	16,980	8.0%
Common Equity Tier I capital [1] (to risk-weighted assets)	26,966	12.7%	9,551	4.5%	13,797	6.5%
Tier I capital [1] (to average assets)	26,966	10.0%	10,784	4.0%	13,480	5.0%
[1] As defined by regulatory agencies

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 11:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Effective January 1, 2012, the Company elected the Safe Harbor provisions provided by the Internal Revenue Code. Under this plan employees may contribute up to 50% of their compensation in 1% increments with the Company matching 100% of the employee’s contribution on the first 3% and 50% of the next 2% of the employee’s compensation. Employer contributions charged to expense were $95,000 and $87,000 for the years ended December 31, 2016 and December 31, 2015.

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

Pension expense related to this plan was $90,000 and $90,000 for the years ended December 31, 2016 and 2015. Funding status of the plan as of the beginning of the plan years for 2016 and 2015 (July 1st) was 100.07% and 103.20% respectively.

The Company’s contributions for the years ending December 31, 2016 and 2015 were $92,000 and $83,000, respectively. Total contributions to the Pentegra Plan were $163,138,000 and $190,752,000 for the plan years ended June 30, 2016 and 2015, respectively. The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan. There have been no significant changes that affect the comparability of the 2016 and 2015 contributions.

During 2016, the Company entered into a salary continuation agreement with three executive officers that provides supplemental retirement benefits. The Company recognized expense for these agreements totaling $43,000 during the year ended December 31, 2016.

The Company executed a nonqualified benefit plan covering certain directors on January 1, 2000. The plan features deferred compensation benefits for 120 months following retirement for each director.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

During 2004, the Board of Directors approved a proposal to include secular trusts as part of the nonqualified benefit plan. The same costs that would be recognized under a noncontributory plan are now contributed to secular trusts in the name of each director. In addition, the tax impact of the contributions to the individual participants is also being recognized as a cost of the retirement plan. Consequently, the plan was funded at the date of conversion. Retirement plan costs recognized for the years ended December 31, 2016 and 2015 were $56,000 and $102,000, respectively.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the year ended December 31, 2016 and 2015 were $289,000 and $283,000, respectively.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2016	125,550	$18.77
Granted	11,000	21.50
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2016	136,550	$18.99	6.7
Exercisable options outstanding at December 31, 2016	73,430	$18.76	6.5

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2015	125,300	$18.75
Granted	2,500	20.00
Exercised	(2,250)	18.75
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2015	125,550	$18.77	7.5
Exercisable options outstanding at December 31, 2015	47,870	$18.75	7.5

As of December 31, 2016 and 2015, the Company had $136,000 and $182,000, respectively, of unrecognized compensation expense related to stock options. Exercisable options vested in the year ended December 31, 2016 and 2015 were 25,560 and 25,060 respectively. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the year ended December 31, 2016 and 2015 was $79,000 and $73,000, respectively. The total intrinsic value of the exercisable options at December 31, 2016 and 2015 was $1,119,000 and $211,000 respectively. The total intrinsic value of options as of December 31, 2016 and 2015 was $2,049,000 and $549,000, respectively. No options were exercised in 2016. The intrinsic value of options exercised in 2015 was $10,000.

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2016	33,624	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at December 31, 2016	22,416	$18.75

As of December 31, 2016 and 2015, the Company had $307,000 and $517,000, respectively of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the year ended December 31, 2016 and 2015 was $210,000 and $210,000, respectively.

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

ESOP expense for the years ended December 31, 2016 and 2015 was $136,000 and $121,000.

	December 31,
	2016	2015

Allocated shares	27,187	21,583
Unearned shares	84,060	89,664
Total ESOP shares	111,247	111,247

Fair value of unearned shares at December 31	$2,858	$2,075

At December 31, 2016 and 2015, the fair value of the 27,187 and 21,583 allocated shares held by the ESOP was $924,000 and $500,000, respectively, based on the quoted per share price of $34.00 and $23.15 at December 31, 2015 and 2015, respectively.

During 2016, it was determined based on trading volumes and other considerations, the company’s stock was no longer traded on an active market.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to purchase such shares at their fair market value based on the most recent valuation report any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. At December 31, 2016, the allocated shares held by the ESOP and the outstanding shares held by former employees subject to the repurchase option totaled 28,989. At December 31, 2016, the 28,989 shares had a fair value of $661,000 ($22.80 per share based on the most recent valuation report) and have been classified as mezzanine capital.

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

	December
	2016	2015

Net Income	$1,847	$1,841
Allocated to participating securities	(51)	(61)
Net income allocated to common stockholders	$1,796	$1,780

Weighted average common shares outstanding, gross	1,097,346	1,260,126
Less: Average unearned ESOP shares and participating securities	(114,733)	(131,545)
Weighted average common shares outstanding, net	982,613	1,128,581
Effect of diluted based awards	21,380	7,653
Weighted average shares and common stock equivalents	1,003,993	1,136,234

Income per common share:
Basic	$1.83	$1.58
Diluted	$1.79	$1.57

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	2,500

Note 15:	Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2016 and 2015 was $2,016,000 and $1,618,000, respectively.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Annual activity consisted of the following:

	2016	2015

Balance, beginning of year	$1,618	$1,759
New loans	197	46
Change in composition	940	-
Repayments	(739)	(187)
Balance, end of year	$2,016	$1,618

Deposits from related parties held by the Bank at December 31, 2016 and 2015 totaled $567,000 and $393,000 respectively.

Note 16:	Disclosures About Fair Value of Assets and Liabilities

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

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At December 31, 2016 and 2015, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015:

		2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$1,854	$—	$1,854	$—
Mortgage-backed securities - GSE residential	21,874	—	21,874	—
Mortgage-servicing rights	719	—	—	719

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Mortgage-Servicing Rights

	2016	2015

Balances, January 1	$646	$549
Total unrealized gains included in net income	56	38
Additions (rights recorded on sale of loans)	95	143
Settlements (payments)	(78)	(84)
Balances, December 31	$719	$646

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of foreclosed real estate is based on appraisals on evaluations. Foreclosed real estate is classified within Level 3 of the fair value hierarchy.

Appraisals of foreclosed real estate are obtained when the real estate is acquired and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by the management. Appraisers are selected from the list of approved appraisers maintained by management.

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,152	$—	$—	$4,152

Foreclosed real estate held for sale	$600	$—	$—	$600

		2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$1,857	$—	$—	$1,857

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$4,152	Comparative sales based on independent appraisals	Marketability Discount	32.0%

Foreclosed real estate held for sale	$600	Based on independent appraisals	Marketability Discount	2.0%

Mortgage-servicing rights	$719	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.3% -6.1% (5.9%) 8.7% - 10.9% (10.3%) 2.4 – 4.5 (4.1)

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$1,857	Comparative sales based on independent appraisals	Marketability Discount	20.0%

Mortgage-servicing rights	$646	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.1% -6.0% (5.8%) 9.0% - 13.2% (11.7%) 2.6 – 4.2 (3.8)

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015.

	December 31, 2016
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$7,649	$7,649	$––	$—
Loans held for sale	346	––	346	—
Loans, net	232,649	—	––	234,018
Federal Home Loan Bank stock	1,329	—	1,329	—
Interest receivable	1,037	—	1,037	—
Financial liabilities
Deposits	224,898	116,419	108,416	—
Federal Home Loan Bank advances	32,000	—	31,923	—
Interest payable	82	—	82	—

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	December 31, 2015
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$6,837	$6,837	$––	$—
Loans held for sale	1,668	––	1,668	—
Loans, net	218,009	—	––	220,493
Federal Home Loan Bank stock	1,323	—	1323	—
Interest receivable	1,080	—	1,080	—
Financial liabilities
Deposits	215,278	106,716	109,123	—
Federal Home Loan Bank advances	27,000	—	26,962	—
Interest payable	75	—	75	—

Note 17: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2016	2015
Assets
Cash and due from banks	$984	$389
Investment in subsidiary	27,072	26,808
Other assets	146	207

Total assets	$28,202	$27,404

Liabilities and Stockholders' Equity
Liabilities	-	-
Redeemable common stock held by ESOP	661	-
Total stockholders' equity less maximum cash obligation related to ESOP shares	27,541	27,404

Total liabilities and stockholders’ equity	$28,202	$27,404

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Income and Comprehensive Income

	2016	2015
Income
Dividends from subsidiary	$1,900	$2,156
Other income	2	3
Total Income	1,902	2,159

Expenses
Other expenses	308	307

Income Before Income Tax and Equity in Undistributed Income of Subsidiary	1,594	1,852

Income Tax Benefit	112	115

Income Before Equity in Undistributed Income of Subsidiary	1,706	1,967

Distribution in excess of Income of subsidiary	141	(126)

Net Income	$1,847	$1,841

Comprehensive Income	$1,660	$1,787

Condensed Statements of Cash Flows

	2016	2015
Operating Activities
Net income	$1,847	$1,841
Adjustments to reconcile net income to net cash used in operating activities	(1,843)	(1,893)
Net cash provided by operating activities	4	(52)

Investing Activities
Investment in Bank	(22)	(22)
Dividends from subsidiary	1,900	2,156
Net cash provided by investing activities	1,878	2,134

Financing Activities
Dividends paid	(241)	(273)
Repurchased shares	(1,046)	(4,962)
Net cash used in investing activities	(1,287)	(5,235)

Net Change in Cash and Due From Banks	595	(3,153)

Cash and Due From Banks at Beginning of Year	389	3,542

Cash and Due From Banks at End of Year	$984	$389

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 18: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While the Company expects that the implementation of this ASU will increase the balance of the allowance for loan losses, it is continuing to evaluate the potential impact on the Company’s results of operations and financial position.

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

6.	Distribution received from equity method investees

7.	Beneficial interest in securitization transactions

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

ITEM 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A              Controls and Procedures

(a)       An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART IV

ITEM 15.              Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2016 and 2015;

(C)	Consolidated Statements of Income for the years ended December 31, 2016 and 2015;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015;

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of West End Indiana Bancshares, Inc.*
3.2	Bylaws of West End Indiana Bancshares, Inc.*
4	Form of Common Stock Certificate of West End Indiana Bancshares, Inc.*
10.1	West End Bank, S.B. Supplemental Executive Retirement Plan for John McBride*
10.2	Second Amendment to the West End Bank Supplemental Executive Retirement Plan *
10.3	Form of Director Retirement Plan *
10.4	Form of Amendment to the Director Retirement Plan *
10.5	West End Bank, S.B. Employee Stock Ownership Plan *
10.6	Amended and Restated Employment Agreement with John P. McBride **
10.7	Form of Employment Agreement with Timothy R. Frame and Shelley D. Miller *
10.8	Description of Cash Bonus Plan *
10.9	2013 Equity Incentive Plan ***
21	Subsidiaries
23	Consent of Independent Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-175509), initially filed July 12, 2011.

**	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 13, 2013.

***	Incorporated by reference to the Company’s definitive proxy statement filed on April 11, 2013.

ITEM 16.              Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West End Indiana Bancshares, Inc.

Date: March 30, 2017	By:	/s/ Timothy R. Frame
Timothy R. Frame
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy R. Frame	President and Chief Executive Officer	March 30, 2017
Timothy R. Frame

/s/ Shelley D. Miller	Executive Vice President and Chief Financial Officer	March 30, 2017
Shelley D. Miller	(Principal Financial and Accounting Officer)

/s/ John P. McBride	Chairman of the Board	March 30, 2017
John P. McBride

/s/ Michael J. Allen	Director	March 30, 2017
Michael J. Allen

/s/ Shaun Dingwerth	Director	March 30, 2017
Shaun Dingwerth

/s/ Greg Janzow	Director	March 30, 2017
Greg Janzow

/s/Craig C. Kinyon	Director	March 30, 2017
Craig C. Kinyon

/s/ Jennifer North	Director	March 30, 2017
Jennifer North

Exhibit Index

3.1	Articles of Incorporation of West End Indiana Bancshares, Inc.*
3.2	Bylaws of West End Indiana Bancshares, Inc.*
4	Form of Common Stock Certificate of West End Indiana Bancshares, Inc.*
10.1	West End Bank, S.B. Supplemental Executive Retirement Plan for John McBride*
10.2	Second Amendment to the West End Bank Supplemental Executive Retirement Plan *
10.3	Form of Director Retirement Plan *
10.4	Form of Amendment to the Director Retirement Plan *
10.5	West End Bank, S.B. Employee Stock Ownership Plan *
10.6	Amended and Restated Employment Agreement with John P. McBride **
10.7	Form of Employment Agreement with Timothy R. Frame and Shelley D. Miller *
10.8	Description of Cash Bonus Plan *
10.9	2013 Equity Inventive Plan ***
21	Subsidiaries
23	Consent of Independent Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-175509), initially filed July 12, 2011.

**	Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 13, 2013.

***	Incorporated reference to the Company’s definitive proxy statement filed on April 11, 2013

