Form 10-Q
period 2017-03-31
West End Indiana Bancshares, Inc.
filed 2017-05-15
CIK 1523854

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company “in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

As of May 15, 2017, there were 1,066,870 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$1,913,579	$2,039,032
Interest-bearing demand deposits	11,622,427	5,610,324
Cash and cash equivalents	13,536,006	7,649,356
Investment securities available for sale	23,680,759	23,727,778
Loans held for sale	411,500	346,409
Loans, net of allowance for loan losses of $2,322,129 and $2,276,679	229,799,323	232,649,433
Premises and equipment	6,938,171	6,111,527
Federal Home Loan Bank stock	1,423,500	1,328,900
Interest receivable	915,475	1,036,536
Bank-owned life insurance	6,827,681	6,783,218
Foreclosed real estate held for sale	2,456,150	2,502,589
Other assets	4,979,645	4,968,194

Total assets	$290,968,210	$287,103,940

Liabilities and Equity

Liabilities
Deposits	$227,045,842	$224,897,992
Federal Home Loan Bank advances	33,500,000	32,000,000
Interest payable	87,988	82,137
Other liabilities	1,619,336	1,921,413
Total liabilities	262,253,166	258,901,542

Commitments and Contingencies

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	811,702	660,957

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,066,870 and 1,064,582	10,669	10,646
Additional paid in capital	5,792,026	5,690,352
Retained earnings	24,066,140	23,687,416
Unearned employee stock ownership plan (ESOP)	(826,590)	(840,600)
Accumulated other comprehensive loss	(327,201)	(345,416)

Total stockholders’ equity	28,715,044	28,202,398

Less maximum cash obligation related to ESOP shares	(811,702)	(660,957)

Total stockholders’ equity less maximum cash obligation related to ESOP shares	27,903,342	27,541,441

Total liabilities and stockholders’ equity	$290,968,210	$287,103,940

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,271,097	$3,121,230
Investment securities	104,371	117,902
Other	24,528	17,710
Total interest income	3,399,996	3,256,842

Interest Expense
Deposits	384,514	358,803
Federal Home Loan Bank advances	103,555	121,650
Total interest expense	488,069	480,453

Net Interest Income	2,911,927	2,776,389
Provision for loan losses	358,000	270,000
Net Interest After Provision for Loan Losses	2,553,927	2,506,389

Other Income
Service charges on deposit accounts	155,615	145,194
Loan servicing income, net	31,548	(11,052)
Debit card income	93,711	81,707
Gain on sale of loans	109,203	100,546
Net realized gains on sales of available-for-sale securities (includes $0 and $14,203 respectively, related to accumulated other comprehensive earnings reclassifications)	-	14,203
Gain on cash surrender value of life insurance	44,463	31,975
Gain (loss) on sale of other assets	(21,408)	123
Other income	410	458
Total other income	413,542	363,154

Other Expense
Salaries and employee benefits	1,315,919	1,248,925
Net occupancy	138,169	131,962
Data processing fees	103,188	80,037
Professional fees	79,182	88,075
Director expenses	32,951	25,546
Advertising	71,324	62,183
ATM charges	77,808	65,078
Postage and courier	61,309	60,350
FDIC insurance premiums	52,000	45,000
Foreclosed real estate and repossession expense	34,528	29,821
Other expenses	333,726	325,422
Total other expenses	2,300,104	2,162,399

Income Before Income Tax	667,365	707,144
Income tax expense (includes $0 and $5,626 respectively, related to income tax expense from reclassification items)	229,675	249,727

Net Income	$437,690	$457,417
Earnings Per Share
Basic	$0.45	$0.45
Diluted	0.42	0.44
Dividends Per Share	0.06	0.06

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements

of Comprehensive Income

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net income	$437,690	$457,417
Other comprehensive income, net of tax
Unrealized holding gains arising during the period, net of tax expense of $11,890 and $104,824	18,215	159,880
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0 and $5,626
	-	8,577

	18,215	151,303
Comprehensive income	$455,905	$608,720

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements

of Cash Flows

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Operating Activities
Net income	$437,690	$457,417
Items not requiring (providing) cash
Provision for loan losses	358,000	270,000
Depreciation and amortization	65,706	68,400
Investment securities amortization, net	81,900	82,763
Investment securities gains	-	(14,203)
Loan originated for sale	(4,077,849)	(3,909,592)
Proceeds on loan sold	4,126,857	3,710,868
Gain on loans sold	(109,203)	(100,546)
Loss (gain) on other assets	21,408	(123)
ESOP shares earned	44,239	31,326
Stock based compensation	71,468	71,105
Net change in
Interest receivable	121,061	147,605
Interest payable	5,851	8,038
Cash surrender value of life insurance	(44,463)	(31,975)
Other adjustments	(248,441)	120,350
Net cash provided by operating activities	854,224	911,433

Investing Activities
Purchases of securities available for sale	(1,016,563)	-
Proceeds from maturities of securities available for sale	1,011,787	1,041,678
Proceeds from sales of securities available for sale	-	2,738,618
Purchase of FHLB stock	(94,600)	-
Net change in loans	2,445,872	(4,096,929)
Purchase of premises and equipment	(954,776)	(208,291)
Purchase of bank owned life insurance	-	(1,200,000)
Proceeds from sale of foreclosed real estate	51,822	-
Net cash provided by (used in) investing activities	1,443,542	(1,724,924)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	3,834,395	2,453,697
Net change in certificates of deposit	(1,686,545)	(3,044,240)
Repayment of FHLB advances	(13,000,000)	(4,000,000)
Proceeds from FHLB advances	14,500,000	8,000,000
Cash dividends	(58,966)	(59,686)
Net cash provided by financing activities	3,588,884	3,349,771

Net Change in Cash and Cash Equivalents	5,886,650	2,536,280

Cash and Cash Equivalents, Beginning of Period	7,649,356	6,837,425

Cash and Cash Equivalents, End of Period	$13,536,006	$9,373,705

Additional Cash Flows Information
Interest paid	$482,218	$472,415
Income tax paid	-	248,000
Real estate acquired in settlement of loans	140,200	17,500
Sale and financing of foreclosed real estate	117,293	-

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2017

							Maximum
							Cash
						Accumulated	Obligation
	Common Stock		Additional		Unearned	Other	Related to	Total
	Shares		Paid-In	Retained	ESOP	Comprehensive	ESOP	Stockholder's
	Outstanding	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(Unaudited)
Balances at January 1, 2017	1,064,582	$10,646	$5,690,352	$23,687,416	$(840,600)	$(345,416)	$(660,957)	$27,541,441
Net income	-	-	-	437,690	-	-	-	437,690
Other comprehensive income	-	-	-	-	-	18,215	-	18,215
ESOP shares earned	-	-	30,229	-	14,010	-	-	44,239
Stock based compensation expense	-	-	71,468	-	-	-	-	71,468
Change in obligation related to ESOP shares	-	-	-	-	-	-	(150,745)	(150,745)
Shares issued	2,288	23	(23)	-	-	-	-	-
Cash dividends ($0.06) per share	-	-	-	(58,966)	-	-	-	(58,966)
Balances at March 31, 2017	1,066,870	$10,669	$5,792,026	$24,066,140	$(826,590)	$(327,201)	$(811,702)	$27,903,342

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2016. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2017, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	March 31, 2017
	(Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,020	$-	$(165)	$1,855
Mortgage-backed securities - GSE residential	22,202	19	(395)	21,826
Total available for sale	$24,222	$19	$(560)	$23,681

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,021	$-	$(167)	$1,854
Mortgage-backed securities - GSE residential	22,278	20	(424)	21,874
Total available for sale	$24,299	$20	$(591)	$23,728

The amortized cost and fair value of securities available for sale at March 31, 2017 (unaudited) and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
After ten years	2,020	1,855	2,021	1,854
Mortgage-backed securities - GSE residential	22,202	21,826	22,278	21,874
Totals	$24,222	$23,681	$24,299	$23,728

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $867,000 at March 31, 2017 (unaudited). Securities pledged at December 31, 2016 were $911,000.

Activities related to the sales of securities available for sale for the three months ended March 31, 2017 and 2016 are summarized as follows:

	2017	2016
	(In Thousands) (Unaudited)
Proceeds from sales of available-for sale securities	-	$2,739
Gross gains on sales	-	15
Gross losses on sales	-	1

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2017 (unaudited) and December 31, 2016 was $18,531,000 and $20,024,000 which is approximately 78% and 84% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at March 31, 2017 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$1,855	$(165)	$-	$-	$1,855	$(165)
Mortgage-backed securities - GSE residential	11,983	(272)	4,693	(123)	16,676	(395)
	$13,838	$(437)	$4,693	$(123)	$18,531	$(560)

Securities with unrealized losses at December 31, 2016 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$1,854	$(167)	$-	$-	$1,854	$(167)
Mortgage-backed securities - GSE residential	13,249	(292)	4,921	(132)	18,170	(424)
	$15,103	$(459)	$4,921	$(132)	$20,024	$(591)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

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

Categories of loans include:

	(Unaudited)
	March 31,	December 31,
	2017	2016
	(In Thousands)
Commercial	$9,437	$12,155
Real estate loans
Residential	61,451	65,160
Commercial and multi-family	57,727	50,070
Construction	1,933	6,906
Second mortgages and equity lines of credit	5,588	5,716
Consumer loans
Indirect	79,233	79,214
Other	16,864	15,821
	232,233	235,042
Less
Net deferred loan fees, premiums and discounts	112	116
Allowance for loan losses	2,322	2,277
Total loans	$229,799	$232,649

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2017 (unaudited) and 2016 (unaudited).

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2017:
Balance, beginning of year	$247	$329	$670	$—	$—	$1,031	$2,277
Provision for losses	4	10	47	1	2	294	358
Recoveries on loans	—	1	—	—	—	60	61
Loans charged off	—	(42)	(32)	—	—	(300)	(374)
Balance, end of period	$251	$298	$685	$1	$2	$1,085	$2,322

Three Months Ended March 31, 2016:
Balance, beginning of year	$44	$390	$749	$3	$11	$996	$2,193
Provision for losses	(3)	(12)	85	1	(4)	203	270
Recoveries on loans	—	4	—	—	—	36	40
Loans charged off	—	(14)	—	—	—	(248)	(262)
Balance, end of period	$41	$368	$834	$4	$7	$987	$2,241

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2017 (unaudited) and December 31, 2016:

		March 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$251	$298	$685	$1	$2	$1,085	$2,322
Individually evaluated for impairment	225	-	55	-	-	-	280
Collectivity evaluated for impairment	26	298	630	1	2	1,085	2,042
Loans:
Ending balance	$9,437	$61,451	$57,727	$1,933	$5,588	$96,097	$232,233
Individually evaluated for impairment	949	-	1,922	-	-	-	2,871
Collectivity evaluated for impairment	8,488	61,451	55,805	1,933	5,588	96,097	229,362

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$247	$329	$670	$-	$-	$1,031	$2,277
Individually evaluated for impairment	225	-	55	-	-	-	280
Collectivity evaluated for impairment	22	329	615	-	-	1,031	1,997
Loans:
Ending balance	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042
Individually evaluated for impairment	3,624	-	1,653	-	-	-	5,277
Collectivity evaluated for impairment	8,531	65,160	48,417	6,906	5,716	95,035	229,765

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2017 (unaudited) and December 31, 2016:

		(Unaudited) March 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$8,488	$61,451	$53,025	$1,933	$5,588	$96,097	$226,582
Watch	—	—	—	—	—	—	—
Special Mention	—	—	2,780	—	—	—	2,780
Substandard	949	––	1,922	—	—	—	2,871
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$9,437	$61,451	$57,727	$1,933	$5,588	$96,097	$232,233

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$8,531	$65,160	$45,618	$6,906	$5,716	$95,035	$226,966
Watch	––	––	––	—	—	—	––
Special Mention	––	––	2,799	—	––	—	2,799
Substandard	3,624	––	1,653	—	—	––	5,277
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––
Total	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during 2017.

The following table presents the Bank’s loan portfolio aging analysis as of March 31, 2017 (unaudited) and December 31, 2016:

		March 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$119	$153	$40	$-	$4	$942	$1,258
60-89 days past due	42	-	-	-	-	474	516
Greater than 90 days past due	7	385	102	-	7	525	1,026
Total past due	168	538	142	-	11	1,941	2,800
Current	9,269	60,913	57,585	1,933	5,577	94,156	229,433
Total loans	$9,437	$61,451	$57,727	$1,933	$5,588	$96,097	$232,233

Nonaccrual loans	$-	$243	$102	$-	$-	$-	$345
Past due 90 days and accruing	7	142	-	-	7	525	681
Total	$7	$385	$102	$-	$7	$525	$1,026

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$7	$322	$-	$-	$8	$1,111	$1,448
60-89 days past due	-	93	-	-	10	396	499
Greater than 90 days past due	-	289	257	-	18	728	1,292
Total past due	7	704	257	-	36	2,235	3,239
Current	12,148	64,456	49,813	6,906	5,680	92,800	231,803
Total loans	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042

Nonaccrual loans	$-	$230	$257	$-	$-	$-	$487
Past due 90 days and accruing	-	71	-	-	18	728	817
Total	$-	$301	$257	$-	$18	$728	$1,304

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2017 (unaudited) and for the year ended December 31, 2016:

		March 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$211	$-	$1,820	$-	$-	$-	$2,031
Unpaid principal balance	211	-	1,820	-	-	-	2,031
Impaired loans with a specific allowance:
Recorded investment	738	-	102	-	-	-	840
Unpaid principal balance	738	-	102	-	-	-	840
Specific allowance	225	-	55	-	-	-	280
Total impaired loans:
Recorded investment	949	-	1,922	-	-	-	2,871
Unpaid principal balance	949	-	1,922	-	-	-	2,871
Specific allowance	225	-	55	-	-	-	280

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$114	$-	$731	$-	$-	$-	$845
Unpaid principal balance	114	-	731	-	-	-	845
Impaired loans with a specific allowance:
Recorded investment	3,510	-	922	-	-	-	4,432
Unpaid principal balance	3,510	-	922	-	-	-	4,432
Specific allowance	225	-	55	-	-	-	280
Total impaired loans:
Recorded investment	3,624	-	1,653	-	-	-	5,277
Unpaid principal balance	3,624	-	1,653	-	-	-	5,277
Specific allowance	225	-	55	-	-	-	280

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2017 (unaudited) and 2016 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2017:
Total impaired loan:
Average recorded investment	$2,287	$––	$1,787	$––	$––	$––	$4,074
Interest income recognized	52	—	20	––	––	––	72
Interest income recognized on a cash basis	—	—	––	––	––	––	––

(Unaudited)
Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
(In Thousands)
Three Months Ended March 31, 2016:
Total impaired loan:
Average recorded investment	$––	$––	$2,324	$––	$––	$––	$2,324
Interest income recognized	—	—	––	––	––	––	––
Interest income recognized on a cash basis	—	—	––	––	––	––	––

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

During the three months ended March 31, 2017 (unaudited) and 2016 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three months ended March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, the balance of real estate owned included $56,000 and $103,000 respectively of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At March 31, 2017 and December 31, 2016, there were $371,000 and $293,000 respectively of residential real estate loans in process of foreclosure.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At March 31, 2017 (unaudited) and December 31, 2016, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 (unaudited) and December 31, 2016:

		(Unaudited) March 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,855	$—	$1,855	$—
Mortgage-backed securities - GSE residential	21,826	—	21,826	—
Mortgage-servicing rights	726	—	—	726

		December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,854	$—	$1,854	$—
Mortgage-backed securities - GSE residential	21,874	—	21,874	—
Mortgage-servicing rights	719	—	—	719

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited) Mortgage-Servicing Rights
	Month’s Ended March 31,
	2017	2016
	(In Thousands)
Balances, beginning of period	$719	$646
Total unrealized gains (losses) included in net income	7	(28)
Additions (rights recorded on sale of loans)	18	34
Settlements (payments)	(18)	(24)
Balances, end of period	$726	$628

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		March 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands) (unaudited)
Foreclosed real estate held for sale	$27	$—	$—	$27

		December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$4,152	$—	$—	$4,152
Foreclosed real estate held for sale	$600	$—	$—	$600

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands) (unaudited)
Mortgage-servicing rights	$726	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.3% - 6.2% (5.9%) 8.4% - 10.9% (10.1%) 2.4 – 4.6 (4.2)
Foreclosed real estate held for sale	$27	Based on independent appraisals	Marketability Discount	10.0%

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$4,152	Comparative sales based on independent appraisals	Marketability Discount	32.0%
Foreclosed real estate held for sale	$600	Based on independent appraisals	Marketability Discount	2.0%
Mortgage-servicing rights	$719	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.3% -6.1% (5.9%) 8.7% - 10.9% (10.3%) 2.4 – 4.5 (4.1)

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

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2017 (unaudited) and December 31, 2016.

	(Unaudited) March 31,
	2017
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$13,536	$13,536	$––	$––
Loan held for sale	412	––	412	––
Loans, net	229,799	––	––	232,886
Federal Home Loan Bank stock	1,424	––	1,424	––
Interest receivable	915	––	915	––
Financial liabilities
Deposits	227,046	120,253	106,731	––
Federal Home Loan Bank advances	33,500	—	33,467	––
Interest payable	88	––	88	––

	December 31,
	2016
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$7,649	$7,649	$––	$—
Loan held for sale	346	––	346	—
Loans, net	232,649	—	––	234,018
Federal Home Loan Bank stock	1,329	—	1,329	—
Interest receivable	1,037	—	1,037	—
Financial liabilities
Deposits	224,898	116,419	108,416	—
Federal Home Loan Bank advances	32,000	—	31,923	—
Interest payable	82	—	82	—

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

In March 2016, as part of its Simplification Initiative, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which finalizes Proposed ASU No. 2015-270 of the same name, and seeks to reduce complexity in accounting standards. The areas for simplification in ASU No. 2016-09, involve several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. Application is effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. The adoption of this ASU did not have a significant effect on the Company’s consolidated financial statements.

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

In March 2017, the FASB has issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments in this ASU require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustment should be reflected, as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Net Income	$438	$457
Allocated to participating securities	(10)	(15)
Net income allocated to common stockholders	$428	$442

Weighted average common shares outstanding, gross	1,065,930	1,106,476
Less: Average unearned ESOP shares and participating securities	(105,993)	(122,806)
Weighted average common shares outstanding, net	959,937	983,670
Effect of diluted based awards	48,973	12,138
Weighted average shares and common stock equivalents	1,008,910	995,808

Income per common share:
Basic	$0.45	$0.45
Diluted	$0.42	$0.44

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	11,000

NOTE 9: Reclassifications

Certain reclassifications have been made to the 2016 condensed consolidated financial statements to conform to the March 31, 2017 presentation.

NOTE 10: Share Based Compensation

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the three months ended March 31, 2017 and 2016 (unaudited) was $71,000 and $71,000, respectively.

Stock Options

The tables below represents the stock option activity for the periods shown (unaudited):

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2017	136,550	$18.99
Granted	-	-
Exercised	(5,700)	19.04
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2017	130,850	$18.99	6.4
Exercisable options outstanding at March 31, 2017	70,430	$18.83	6.2

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2016	125,550	$18.77
Granted	11,000	21.50
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2016	136,550	$18.99	7.3
Exercisable options outstanding at March 31, 2016	48,370	$18.76	7.3

As of March 31, 2017 (unaudited) and December 31, 2016, the Company had $116,000 and $136,000 of unrecognized compensation expense related to stock options. Exercisable options vesting in the three months ended March 31, 2017 and March 31, 2016 (unaudited) were 2,700 and 500 respectively. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the three months ended March 31, 2017 and 2016 (unaudited) was $19,000 and $19,000, respectively. The total intrinsic value of options as of March 31, 2017 and 2016 (unaudited) were $1,506,000 and $547,000, respectively. The total intrinsic value of exercisable options as of March 31, 2017 and March 31, 2016 (unaudited) was $822,000 and $205,000, respectively. The intrinsic value of options exercised during the three months ended March 31, 2017 (unaudited) was $73,000. There were no options exercised during the three months ended March 31, 2016 (unaudited).

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

The table below presents the restricted stock award activity for the period shown (unaudited):

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2017	22,416	$18.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2017	22,416	$18.75

As of March 31, 2017 (unaudited) and December 31, 2016, the Company had $255,000 and $307,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards are amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three months ended March 31, 2017 and 2016 (unaudited) was $52,000 and $52,000, respectively.

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

ESOP expense for the three months ended March 31, 2017 and 2016 (unaudited) was $44,000 and $31,000, respectively.

	March 31,	December 31,
	2017	2016
	(Unaudited)
Allocated shares	27,187	27,187
Unreleased shares	84,060	84,060
Total ESOP shares	111,247	111,247

Fair value of unreleased shares at March 31, 2017, and December 31, 2016 (in thousands)	$2,564	$2,858

At March 31, 2017 (unaudited) and December 31, 2016 the fair value of the 27,187 and 27,187 allocated shares held by the ESOP was $829,000 and $924,000, respectively, based on the quoted per share price of $30.50 and $34.00 at March 31, 2017 (unaudited) and December 31, 2016 respectively.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to purchase such shares at their fair market value based on the most recent valuation report any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The allocated shares held by the ESOP and the outstanding shares held by former employees subject to the repurchase option totaled 28,989 at both March 31, 2017 (unaudited) and December 31, 2016. At March 31, 2017 (unaudited), and December 31, 2016 the 28,989 shares had a fair value of $812,000 ($28.00 per share based on the most recent valuation report and $661,000 ($22.80 per share) respectively, and have been classified as mezzanine capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at March 31, 2017 and for the three months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2017.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total assets increased $3.9 million, or 1.3%, to $291.0 million at March 31, 2017 from $287.1 million at December 31, 2016. The increase was the result of increases in cash and cash equivalents, and premise and equipment, offset in part by a decrease in net loans and interest receivable.

Total cash and cash equivalents increased $5.9 million, or 77.0%, to $13.5 million at March 31, 2017. The increase in total cash and cash equivalents reflected a decrease in loans as well as an increase in deposits and borrowings and normal fluctuation from operations.

Securities classified as available for sale decreased $47,000, or 0.2%, to $23.7 million at March 31, 2017 from $23.7 million at December 31, 2016. At March 31, 2017, securities classified as available for sale consisted of mortgage-backed securities, and municipal obligations.

Net loans decreased $2.8 million, or 1.2%, to $229.8 million at March 31, 2017 from $232.6 million at December 31, 2016, due primarily to decreases in construction loans of $5.0 million, 1-4 family residential loans of $3.7 million and commercial loans of $2.7 million. These decreases were offset by increases to commercial and multi-family real-estate of $7.7 million and consumer loans of $1.0 million. Total non-performing loans decreased $278,000 to $1.0 million at March 31, 2017 from $1.3 million at December 31, 2016.

Deposits increased $2.1 million, or 1.0%, to $227.0 million at March 31, 2017 from $224.9 million at December 31, 2016. The increase was due to increases to money market accounts of $2.1 million, interest bearing checking of $533,000 and non-interest bearing checking of $1.7 million. Offsetting these increases was a decrease to time deposits of $1.7 million down to $106.8 million at March 31, 2017 which included $1.0 million in matured financial institution time deposits, along with a decrease in savings accounts of $518,000 down to $19.6 million at March 31, 2017.

Federal Home Loan Bank advances increased $1.5 million to $33.5 million at March 31, 2017 from $32.0 million at December 31, 2016.

Total equity increased $513,000, or 1.8%, to $28.7 million at March 31, 2017 from $28.2 million at December 31, 2016. The increase was primarily a result of net income of $438,000 for the 2017 quarter.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. We recorded net income of $438,000 for the quarter ended March 31, 2017 compared to net income of $457,000 for the quarter ended March 31, 2016. The decrease to net income resulted primarily from increases to the provision for loan losses, and other expenses, offset by increased net interest income, an increase to other income and a decrease to the provision for income taxes.

Interest Income. Interest income increased $143,000, or 4.4%, to $3.4 million for the quarter ended March 31, 2017 from $3.3 million for the quarter ended March 31, 2016. The average balance of total interest-earning assets increased $4.8 million, or 1.8%, to $265.4 million for the quarter ended March 31, 2017 from $260.6 million for the quarter ended March 31, 2016. The average rate earned on these assets also increased to 5.19% for the period ended March 31, 2017 from 5.03% for the period ended March 31, 2016.

Interest income on loans increased $150,000, or 4.8%, to $3.3 million for the 2017 quarter from $3.1 million for 2016 quarter, as the average balance of loans and the average yield on loans both increased. The average balance of net loans increased $9.6 million, or 4.3%, to $232.5 million for the quarter ended March 31, 2017 from $222.9 million for the quarter ended March 31, 2016. The average yield on our loan portfolio increased eight basis points to 5.71% for the quarter ended March 31, 2017 from 5.63% for the quarter ended March 31, 2016.

Interest income on investment securities decreased $14,000 to $104,000 for the quarter ended March 31, 2017 from $118,000 for the quarter ended on March 31, 2016. The average balance of our securities available for sale decreased $3.0 million, or 11.3%, to $23.8 million for the quarter ended March 31, 2017 from $26.8 million for the quarter ended March 31, 2016. The average yield on the securities portfolio remained unchanged at 1.77% for the three months ended March 31, 2017 from the three months ended March 31, 2016.

Interest Expense. Interest expense increased $7,000, or 1.5%, to $488,000 for the quarter ended March 31, 2017 from $481,000 for the quarter ended March 31, 2016. While the total average balance of interest-bearing liabilities increased $10.9 million to $236.1 million for the quarter ended March 31, 2017 from $225.2 million for the quarter ended March 31, 2016, the cost of funding decreased to 0.84% for the 2017 quarter from 0.86% for the 2016 quarter for the prior year. Additionally, the Bank’s strategy to grow noninterest-bearing checking, interest-bearing checking, savings and money market deposit accounts reduced the need to utilize higher cost borrowings and certificates of deposit to fund loan growth.

The average rate paid on deposits increased three basis points to 0.77% for the quarter ended March 31, 2017 from 0.74% for the quarter ended March 31, 2016. The average balance of interest-bearing deposits increased $6.2 million, or 3.2%, to $202.2 million for the quarter ended March 31, 2017 from $196.0 million for the quarter ended March 31, 2016. The increase in the average balance of deposits was comprised of an increase in interest-bearing checking and savings accounts of $6.7 million, and an increase in the average balance of money market accounts of $841,000, offset by a decrease in certificates of deposit of $1.3 million. Interest expense increased due to the rising rate environment. The weighted average rate paid on checking, money market and savings combined increased 5 basis points. The rate paid on certificate of deposits increased 7 basis points to 1.20% for the 2017 period from 1.13% for the 2016 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $19,000, or 15.6%, to $103,000 for the quarter ended March 31, 2017 from $122,000 for the quarter ended March 31, 2016, reflecting an decrease of 44 basis points in the rate to 1.24% for the quarter ended March 31, 2017 from 1.68% for the quarter ended March 31, 2016.

Net Interest Income. Net interest income increased $136,000, or 4.9%, to $2.9 million for the quarter ended March 31, 2017 from $2.8 million for the quarter ended March 31, 2016. The increase was due primarily to the increase in the average balance of loans to $232.5 million for the quarter ended March 31, 2017 from $222.9 million from the quarter ended March 31, 2016. Our net interest rate spread increased to 4.35% from 4.17%, and our net interest margin increased to 4.39% from 4.26%, quarter to quarter.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our annual report on Form 10-K filed on March 30, 2017, we recorded a provision for loan losses of $358,000 for the quarter ended March 31, 2017, an increase of $88,000 from $270,000 allocated for the quarter ended March 31, 2016. The increase to the provision was based on management’s quarterly analysis of the loan portfolio and credit quality indicators including charge off trends and qualitative factors and due to the change in our loan mix, with continued growth in the higher risk commercial and indirect installments. The allowance for loan losses increased $45,000 to $2.3 million at March 31, 2017 from $2.2 million at March 31, 2016. The allowance for loan losses to total loans was 1.0% at March 31, 2017, and 1.0% at March 31, 2016. Non-performing loans including troubled debt restructurings decreased to $1.0 million at March 31, 2017 from $3.9 million at March 31, 2016, and substandard loans decrease 46% to $2.9 million at March 31, 2017 from $5.3 million at December 31, 2016 primarily due to a single commercial credit that was a SBA loan and the guaranteed portion was sold in the quarter. The allowance for loan losses as a percentage of non-performing loans including troubled debt restructurings was 226.32% at March 31, 2017 compared to 57.58% at March 31, 2016. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2017 and 2016.

Noninterest Income. Noninterest income increased $50,000, or 13.9%, to $413,000 for the quarters ended March 31, 2017 from $363,000 for the quarter ended March 31, 2016. We recorded increases in loan servicing income of $43,000, service charges on deposit accounts of $10,000, gain on sale of loans of $9,000 debit card income of $12,000 and gain on cash surrender value of life insurance of $12,000. These increases were offset by decreases in gains on available-for-sale securities of $14,000, and sale of other assets of $21,000.

Noninterest Expense. Noninterest expense increased $138,000, or 6.4%, to $2.3 million for the quarter ended March 31, 2017 from $2.2 million for the quarter ended March 31, 2016. The increase was due primarily to increases in salaries and employee benefits of $67,000 and data processing fees of $23,000. Salaries and employee benefits increased due to normal annual salary increases and payouts under our benefits plans. Data processing fees increased due to the addition of products and services to increase efficiencies and increase customer security.

Income Tax Expense. We recorded income tax expense of $230,000 for the quarter ended March 31, 2017 compared to a tax expense of $250,000 for the 2016 period, reflecting pre-tax income of $667,000 during the 2017 quarter versus a pre-tax income of $707,000 for the quarter ended March 31, 2016. Our effective tax rate was 34.4% for the quarter ended March 31, 2017 compared to 35.3% for the quarter ended March 31, 2016.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $854,000 and $911,000 for the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $1.4 million and ($1.7 million) for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $3.6 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $27.9 million, or 9.7% of adjusted total assets, which is above the required level of $11.5 million, or 4%; and total risk-based capital of $30.3 million, or 13.4% of risk-weighted assets, which is above the required level of $18.0 million, or 8%. Accordingly West End Bank, S.B. was categorized as well capitalized at March 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category. Basel III regulatory capital requirements were effective for the quarter ending March 31, 2017. There were no significant impacts on capital ratios.

At March 31, 2017, we had outstanding commitments to originate loans of $17.6 million and stand-by letters of credit of $500,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2017 totaled $58.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEST END INDIANA BANCSHARES, INC.

Date: May 15, 2017	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: May 15, 2017	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

