Form 10-Q
period 2017-06-30
West End Indiana Bancshares, Inc.
filed 2017-08-14
CIK 1523854

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES ☐     NO ☒

As of August 14, 2017, there were 1,066,751 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$1,637,614	$2,039,032
Interest-bearing demand deposits	8,458,543	5,610,324
Cash and cash equivalents	10,096,157	7,649,356
Investment securities available for sale	22,628,796	23,727,778
Loans held for sale	452,425	346,409
Loans, net of allowance for loan losses of $2,370,419 and $2,276,679	235,707,251	232,649,433
Premises and equipment	8,824,864	6,111,527
Federal Home Loan Bank stock	1,626,000	1,328,900
Interest receivable	917,462	1,036,536
Bank-owned life insurance	6,871,270	6,783,218
Foreclosed real estate held for sale	2,148,390	2,502,589
Other assets	5,174,335	4,968,194

Total assets	$294,446,950	$287,103,940

Liabilities and Equity

Liabilities
Deposits	$224,616,867	$224,897,992
Federal Home Loan Bank advances	38,500,000	32,000,000
Interest payable	80,782	82,137
Other liabilities	2,559,013	1,921,413
Total liabilities	265,756,662	258,901,542

Commitments and Contingencies

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	764,245	660,957

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,066,751 and 1,064,582	10,667	10,646
Additional paid in capital	5,863,223	5,690,352
Retained earnings	23,907,910	23,687,416
Unearned employee stock ownership plan	(812,580)	(840,600)
Accumulated other comprehensive loss	(278,932)	(345,416)

Total stockholders’ equity	28,690,288	28,202,398

Less maximum cash obligation related to ESOP shares	(764,245)	(660,957)

Total stockholders’ equity less maximum cash obligation related to ESOP shares	27,926,043	27,541,441

Total liabilities and stockholders’ equity	$294,446,950	$287,103,940

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,391,173	$3,222,932	$6,662,270	$6,344,162
Investment securities	103,231	108,052	207,602	225,954
Other	33,813	19,026	58,341	36,736
Total interest income	3,528,217	3,350,010	6,928,213	6,606,852

Interest Expense
Deposits	407,564	370,734	792,078	729,537
Federal Home Loan Bank advances	107,372	107,611	210,927	229,261
Total interest expense	514,936	478,345	1,003,005	958,798

Net Interest Income	3,013,281	2,871,665	5,925,208	5,648,054
Provision for loan losses	406,000	497,500	764,000	767,500
Net Interest After Provision for Loan Losses	2,607,281	2,374,165	5,161,208	4,880,554

Other Income
Service charges on deposit accounts	180,746	162,364	336,361	307,558
Loan servicing income, net	8,557	30,998	40,105	19,946
Debit card income	94,989	89,964	188,700	171,671
Gain on sale of loans	144,748	537,424	253,951	637,970
Net realized gains on sales of available-for-sale securities (includes $0 and $9,691, $0 and $23,894, respectively, related to accumulated other comprehensive earnings reclassifications)	-	9,691	-	23,894
Increase in cash surrender value of life insurance	43,589	43,439	88,052	75,414
Gain (loss) on other assets	(481,532)	(116,577)	(502,940)	(116,454)
Other income (loss)	(209)	314	201	772
Total other income (loss)	(9,112)	757,617	404,430	1,120,771

Other Expense
Salaries and employee benefits	1,309,234	1,265,091	2,625,153	2,514,016
Net occupancy	142,111	147,737	280,280	279,699
Data processing fees	117,508	99,490	220,696	179,527
Professional fees	239,196	108,671	318,378	196,746
Director expenses	31,527	34,240	64,478	59,786
Advertising	80,207	54,602	151,531	116,785
ATM charges	91,433	71,137	169,241	136,215
Postage and courier	63,866	59,794	125,175	120,144
FDIC insurance premiums	32,000	62,500	84,000	107,500
Foreclosed real estate and repossession expense	355,677	107,260	390,205	137,081
Other expenses	312,132	302,718	645,858	628,140
Total other expenses	2,774,891	2,313,240	5,074,995	4,475,639

Income (Loss) Before Income Tax	(176,722)	818,542	490,643	1,525,686
Income tax expense (benefit) (includes $0 and $3,838 , $0 and $9,464, respectively, related to income tax expense from reclassification items)	(77,498)	285,343	152,177	535,070

Net Income (Loss)	$(99,224)	$533,199	$338,466	$990,616

Earnings (Loss) Per Share
Basic	$(0.10)	$0.52	$0.34	$0.97
Diluted	(0.10)	0.51	0.33	0.96
Dividends Per Share	0.06	0.06	0.12	0.12

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)
Net income (loss)	$(99,224)	$533,199	$338,466	$990,616
Other comprehensive income, net of tax

Unrealized holding gains arising during the period, net of tax expense of $29,836 and $51,397, $41,728 and $156,222	48,269	78,394	66,484	238,274

Less: Reclassification adjustment for gains included in net income, net of tax expense of $0 and $3,838, $0 and $9,464.	-	5,853	-	14,430
	48,269	72,541	66,484	223,844
Comprehensive income (loss)	$(50,955)	$605,740	$404,950	$1,214,460

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
Operating Activities
Net income	$338,466	$990,616
Items not requiring (providing) cash
Provision for loan losses	764,000	767,500
Depreciation and amortization	133,895	141,874
Investment securities amortization, net	163,833	166,140
Investment securities gains	-	(23,894)
Loan originated for sale	(8,164,749)	(11,025,236)
Proceeds on loan sold	8,279,942	12,893,876
Losses on other assets	502,940	116,454
ESOP shares earned	85,522	64,133
Stock based compensation	143,685	143,272
Increase in gain on loans sold	(253,951)	(637,970)
Increse in cash surrender value of life insurance	(88,052)	(75,414)
Net change in
Interest receivable	119,074	140,159
Interest payable	(1,355)	(2,592)
Other adjustments	(74,716)	(337,082)
Net cash provided by operating activities	1,948,534	3,321,836

Investing Activities
Purchases of securities available for sale	(1,016,563)	(2,072,026)
Proceeds from maturities of securities available for sale	2,059,922	2,092,650
Proceeds from sales of securities available for sale	-	3,649,573
Purchase of FHLB stock	(297,100)	(5,900)
Net change in loans	(3,987,296)	(11,062,022)
Purchase of premises and equipment	(2,404,716)	(332,233)
Proceeds from sale of foreclosed real estate	71,412	-
Purchase of bank owned life insurance	-	(1,200,000)
Net cash used in investing activities	(5,574,341)	(8,929,958)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	8,277,268	7,517,410
Net change in certificates of deposit	(8,558,393)	(3,452,454)
Repurchased shares	(28,295)	(139,275)
Repayment of FHLB advances	(18,500,000)	(12,000,000)
Proceeds from FHLB advances	25,000,000	14,000,000
Cash dividends	(117,972)	(119,372)
Net cash provided by financing activities	6,072,608	5,806,309

Net Change in Cash and Cash Equivalents	2,446,801	198,187

Cash and Cash Equivalents, Beginning of Period	7,649,356	6,837,425

Cash and Cash Equivalents, End of Period	$10,096,157	$7,035,612

Additional Cash Flows Information
Interest paid	$1,006,615	$961,390
Income tax paid	362,440	536,000
Real estate acquired in settlement of loans	259,440	17,500
Sale and financing of foreclosed real estate	117,293	23,610

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2017

	Common Stock		Additional		Unearned	Accumulated Other	Maximum Cash Obligation	Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	ESOP Shares	Comprehensive Income (Loss)	Related to ESOP Shares	Stockholder's Equity
	(Unaudited)
Balances at December 31, 2016	1,064,582	10,646	5,690,352	23,687,416	(840,600)	(345,416)	(660,957)	27,541,441
Net income	-	-	-	338,466	-	-	-	338,466
Other comprehensive income	-	-	-	-	-	66,484	-	66,484
ESOP shares earned	-	-	57,502	-	28,020	-	-	85,522
Change related to ESOP shares	-	-	-	-	-	-	(103,288)	(103,288)
Stock Based Compensation Expense	-	-	143,685	-	-	-	-	143,685
Shares Repurchased	(972)	(10)	(28,285)					(28,295)
Shares Issued	3,141	31	(31)	-	-	-	-	-
Cash dividends ($0.12) per share	-	-	-	(117,972)	-	-	-	(117,972)
Balances at June 30, 2017	1,066,751	$10,667	$5,863,223	$23,907,910	$(812,580)	$(278,932)	$(764,245)	$27,926,043

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2016. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2017, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	June 30, 2017 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,020	$-	$(93)	$1,927
Mortgage-backed securities - GSE residential	21,072	12	(382)	20,702

Total available for sale	$23,092	$12	$(475)	$22,629

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,021	$-	$(167)	$1,854
Mortgage-backed securities – GSE residential	22,278	20	(424)	21,874

Total available for sale	$24,299	$20	$(591)	$23,728

The amortized cost and fair value of securities available for sale at June 30, 2017 (unaudited) and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017		December 31, 2016
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
After ten years	2,020	1,927	2,021	1,854
Mortgage-backed securities - GSE residential	21,072	20,702	22,278	21,874

Totals	$23,092	$22,629	$24,299	$23,728

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $838,000 at June 30, 2017 (unaudited). Securities pledged at December 31, 2016 were $911,000.

Activities related to the sales of securities available for sale for the three and six months ended June 30, 2017 (unaudited) and 2016 (unaudited) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands) (unaudited)
Proceeds from sales of available-for sale securities	$-	$911	$-	$3,650
Gross gains on sales	-	10	-	25
Gross losses on sales	-	-	-	1

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2017 (unaudited) and December 31, 2016 was $20,158,000 and $20,024,000 which is approximately 89% and 84% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at June 30, 2017 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$1,927	$(93)	$-	$-	$1,927	$(93)
Mortgage-backed securities - GSE residential	12,952	(236)	5,279	(146)	18,231	(382)
	$14,879	$(329)	$5,279	$(146)	$20,158	$(475)

Securities with unrealized losses at December 31, 2016 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$1,854	$(167)	$-	$-	$1,854	$(167)
Mortgage-backed securities - GSE residential	13,249	(292)	4,921	(132)	18,170	(424)
	$15,103	$(459)	$4,921	$(132)	$20,024	$(591)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.

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

Categories of loans include:

	(Unaudited)
	June 30,	December 31,
	2017	2016
	(In Thousands)
Commercial	$10,314	$12,155
Real estate loans
Residential	62,359	65,160
Commercial and multi-family	58,773	50,070
Construction	2,055	6,906
Second mortgages and equity lines of credit	6,038	5,716
Consumer loans
Indirect	81,128	79,214
Other	17,516	15,821
	238,183	235,042
Less
Net deferred loan fees, premiums and discounts	106	116
Allowance for loan losses	2,370	2,277
Total loans	$235,707	$232,649

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

The following table presents by portfolio segment the activity in the allowance for loan losses for the three and six months ended June 30, 2017 (unaudited) and 2016 (unaudited):

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2017:
Balance, beginning of period	$251	$298	$685	$1	$2	$1,085	$2,322
Provision for losses	174	4	(60)	1	3	284	406
Recoveries on loans	—	1	—	—	—	59	60
Loans charged off	(121)	(34)	—	—	—	(263)	(418)

Balance, end of period	$304	$269	$625	$2	$5	$1,165	$2,370

Six Months Ended June 30, 2017
Balance, beginning of period	$247	$329	$670	$—	$—	$1,031	$2,277
Provision for losses	178	14	(13)	2	5	578	764
Recoveries on loans	—	2	—	—	—	120	122
Loans charged off	(121)	(76)	(32)	—	—	(563)	(792)

Balance, end of period	$304	$269	$625	$2	$5	$1,165	$2,370

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2016:
Balance, beginning of period	$41	$368	$834	$4	$7	$987	$2,241
Provision for losses	14	(20)	(17)	—	(1)	521	497
Recoveries on loans	—	—	—	—	—	18	18
Loans charged off	(14)	—	—	—	—	(437)	(451)

Balance, end of period	$41	$348	$817	$4	$6	$1,089	$2,305

Six Months Ended June 30, 2016:
Balance, beginning of period	$44	$390	$749	$3	$11	$996	$2,193
Provision for losses	11	(32)	68	1	(5)	724	767
Recoveries on loans	—	4	—	—	—	54	58
Loans charged off	(14)	(14)	—	—	—	(685)	(713)

Balance, end of period	$41	$348	$817	$4	$6	$1,089	$2,305

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2017 (unaudited) and December 31, 2016:

		June 30, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of period	$304	$269	$625	$2	$5	$1,165	$2,370
Individually evaluated for impairment	225	-	55	-	-	-	280
Collectivity evaluated for impairment	79	269	570	2	5	1,165	2,090
Loans:
Ending balance	$10,314	$62,359	$58,773	$2,055	$6,038	$98,644	$238,183
Individually evaluated for impairment	829	-	1,897	-	-	-	2,726
Collectivity evaluated for impairment	9,485	62,359	56,876	2,055	6,038	98,644	235,457

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$247	$329	$670	$-	$-	$1,031	$2,277
Individually evaluated for impairment	225	-	55	-	-	-	280
Collectivity evaluated for impairment	22	329	615	-	-	1,031	1,997
Loans:
Ending balance	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042
Individually evaluated for impairment	3,624	-	1,653	-	-	-	5,277
Collectivity evaluated for impairment	8,531	65,160	48,417	6,906	5,716	95,035	229,765

The following table presents the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2017 (unaudited) and December 31, 2016:

		(Unaudited)
		June 30, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$9,485	$62,359	$54,111	$2,055	$6,038	$98,609	$232,657
Watch	—	—	—	—	—	—	—
Special Mention	—	—	2,766	—	—	35	2,801
Substandard	829	—	1,897	—	—	—	2,726
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	––
Total	$10,314	$62,359	$58,774	$2,055	$6,038	$98,644	$238,184

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$8,531	$65,160	$45,618	$6,906	$5,716	$95,035	$226,966
Watch	––	––	––	—	—	—	––
Special Mention	––	––	2,799	—	––	—	2,799
Substandard	3,624	––	1,653	—	—	––	5,277
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––
Total	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042

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

The following table presents the Bank’s loan portfolio aging analysis as of June 30, 2017 (unaudited) and December 31, 2016:

		June 30, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$-	$448	$19	$-	$-	$1,245	$1,712
60-89 days past due	-	33	-	-	8	526	567
Greater than 90 days past due	37	60	102	-	-	754	953
Total past due	37	541	121	-	8	2,525	3,232
Current	10,277	61,818	58,652	2,055	6,030	96,119	234,951
Total loans	$10,314	$62,359	$58,773	$2,055	$6,038	$98,644	$238,183

Nonaccrual loans	$37	$60	$102	$-	$-	$-	$199
Past due 90 days and accruing	-	-	-	-	-	754	754
Total	$37	$60	$102	$-	$-	$754	$953

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$7	$322	$-	$-	$8	$1,111	$1,448
60-89 days past due	-	93	-	-	10	396	499
Greater than 90 days past due	-	289	257	-	18	728	1,292
Total past due	7	704	257	-	36	2,235	3,239
Current	12,148	64,456	49,813	6,906	5,680	92,800	231,803
Total loans	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042

Nonaccrual loans	$-	$230	$257	$-	$-	$-	$487
Past due 90 days and accruing	-	71	-	-	18	728	817
Total	$-	$301	$257	$-	$18	$728	$1,304

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2017 (unaudited) and for the year ended December 31, 2016:

		June 30, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$91	$-	$1,795	$-	$-	$-	$1,886
Unpaid principal balance	91	-	1,795	-	-	-	1,886
Impaired loans with a specific allowance:
Recorded investment	738	-	102	-	-	-	840
Unpaid principal balance	738	-	102	-	-	-	840
Specific allowance	225	-	55	-	-	-	280
Total impaired loans:
Recorded investment	829	-	1,897	-	-	-	2,726
Unpaid principal balance	829	-	1,897	-	-	-	2,726
Specific allowance	225	-	55	-	-	-	280

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$114	$-	$731	$-	$-	$-	$845
Unpaid principal balance	114	-	731	-	-	-	845
Impaired loans with a specific allowance:
Recorded investment	3,510	-	922	-	-	-	4,432
Unpaid principal balance	3,510	-	922	-	-	-	4,432
Specific allowance	225	-	55	-	-	-	280
Total impaired loans:
Recorded investment	3,624	-	1,653	-	-	-	5,277
Unpaid principal balance	3,624	-	1,653	-	-	-	5,277
Specific allowance	225	-	55	-	-	-	280

The following table present by portfolio classes information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2017 (unaudited) and 2016 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2017:
Total impaired loan:
Average recorded investment	$889	$––	$1,909	$––	$––	$––	$2,798
Interest income recognized	10	—	26	––	––	––	36
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Six Months Ended June 30, 2017:
Total impaired loan:
Average recorded investment	$1,801	$––	$1,824	$––	$––	$––	$3,625
Interest income recognized	62	—	46	––	––	––	108
Interest income recognized on a cash basis	—	—	––	––	––	––	––

(Unaudited)
Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
(In Thousands)
Three Months Ended June 30, 2016:
Total impaired loan:
Average recorded investment	$––	$––	$2,300	$––	$––	$––	$2,300
Interest income recognized	—	—	––	––	––	––	––
Interest income recognized on a cash basis	—	—	––	––	––	––	––

(Unaudited)
Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
(In Thousands)
Six Months Ended June 30, 2016:
Total impaired loan:
Average recorded investment	$––	$––	$2,312	$––	$––	$––	$2,312
Interest income recognized	—	—	––	––	––	––	––
Interest income recognized on a cash basis	—	—	––	––	––	––	––

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

During the three and six months ended June 30, 2017 (unaudited) and 2016 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three and six months ended June 30, 2017 (unaudited) and 2016.

At June 30, 2017 and December 31, 2016, the balance of real estate owned included $148,000 and $103,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At June 30, 2017 and December 31, 2016, there were $0 and $293,000, respectively, of residential real estate loans in process of foreclosure.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include municipal bonds and mortgage-backed securities. At June 30, 2017 (unaudited) and December 31, 2016, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 (unaudited) and December 31, 2016:

	(Unaudited)
	June 30, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,927	$—	$1,927	$—
Mortgage-backed securities - GSE residential	20,702	—	20,702	—
Mortgage-servicing rights	729	—	—	729

	December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,854	$—	$1,854	$—
Mortgage-backed securities - GSE residential	21,874	—	21,874	—
Mortgage-servicing rights	719	—	—	719

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited)
	Mortgage-Servicing Rights
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In Thousands)

Balances, beginning of period	$726	$628	$719	$646
Total unrealized gains (losses) included in net income	(14)	7	(7)	(21)
Additions (rights recorded on sale of loans)	38	31	56	65
Settlements (payments)	(21)	(18)	(39)	(42)

Balances, end of period	$729	$648	$729	$648

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		June 30, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Foreclosed real estate held for sale	$200	$—	$—	$200

		December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$4,152	$—	$—	$4,152

Foreclosed real estate held for sale	$600	$—	$—	$600

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands) (unaudited)
Foreclosed real estate held for sale	$200	Based on independent appraisals	Marketability Discount	67.0%

Mortgage-servicing rights	$729	Discounted Cash Flow	Discount rate	5.2% -5.9% (5.7)%
			Conditional prepayment rate	9.9% - 10.7% (10.6)%
			Expected loan servicing years	2.2-4.5 (4.1)

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$4,152	Comparative sales based on independent appraisals	Marketability Discount	32.0%

Foreclosed real estate held for sale	$600	Based on independent appraisals	Marketability Discount	2.0%

Mortgage-servicing rights	$719	Discounted Cash Flow	Discount rate	5.3% -6.1% (5.9)%
			Conditional prepayment rate	8.7% - 10.9% (10.3)%
			Expected loan servicing years	2.4 – 4.5 (4.1)

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2017 (unaudited) and December 31, 2016:

	(Unaudited) June 30,
	2017
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$10,096	$10,096	$––	$––
Loan held for sale	452	––	452	––
Loans, net	235,707	––	––	236,566
Federal Home Loan Bank stock	1,626	––	1,626	––
Interest receivable	917	––	917	––

Financial liabilities
Deposits	224,617	124,696	99,870	––
Federal Home Loan Bank advances	38,500	—	38,465	––
Interest payable	81	––	81	––

	December 31, 2016
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$7,649	$7,649	$––	$—
Loan held for sale	346	––	346	—
Loans, net	232,649	—	––	234,018
Federal Home Loan Bank stock	1,329	—	1,329	—
Interest receivable	1,037	—	1,037	—

Financial liabilities
Deposits	224,898	116,419	108,416	—
Federal Home Loan Bank advances	32,000	—	31,923	—
Interest payable	82	—	82	—

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

NOTE 8: Earnings(Loss) per Share

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

	(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net Income (Loss)	$(99)	$533	$338	$991
Allocated to participating securities	-	(17)	(7)	(32)
Net income allocated to common stockholders	$(99)	$516	$331	$959

Weighted average common shares outstanding, gross	1,067,050	1,105,866	1,066,493	1,106,171
Less: Average unearned ESOP shares and participating securities	(103,582)	(119,932)	(104,788)	(121,369)
Weighted average common shares outstanding, net	963,468	985,934	961,705	984,802
Effect of diluted based awards	-	18,681	45,732	15,409
Weighted average shares and common stock equivalents	963,468	1,004,615	1,007,437	1,000,211

Income (Loss) per common share:
Basic	$(0.10)	$0.52	$0.34	$0.97
Diluted	$(0.10)	$0.51	$0.33	$0.96

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	128,450	-	-	-

NOTE 9: Reclassifications

Certain reclassifications have been made to the 2016 condensed consolidated financial statements to conform to the June 30, 2017 presentation.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the Plan is 196,140. Total share-based compensation expense for the three and six months ended June 30, 2017 (unaudited), and 2016 was $72,000 and $144,000, and $72,000 and $143,000, respectively.

Stock Options

The table below represents the stock option activity for the period shown (unaudited):

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2017	136,550	$18.99	6.75
Granted	-	-	-
Exercised	(8,100)	18.95	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at June 30 2017	128,450	$19.00	6.25
Exercisable options outstanding at June 30, 2017	93,090	$18.81	6.00

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2016	125,550	$18.77	7.25
Granted	11,000	21.50	9.75
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at June 30 2016	136,550	$18.99	7.00
Exercisable options outstanding at June 30, 2016	73,430	$18.76	7.00

As of June 30, 2017 (unaudited) and December 31, 2016, the Company had $96,000 and $136,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Exercisable options vested in the six months ended June 30, 2017 and 2016 (unaudited) were 27,760 and 25,060, respectively. Stock option expense for the three and six months ended June 30, 2017 and 2016 (unaudited) was $20,000, $40,000, $20,000 and $38,000, respectively. The total intrinsic value of options as of June 30, 2017 and June 30, 2016 (unaudited) was $1,291,000 and $786,000, respectively. The total intrinsic value of exercisable options as of June 30, 2017 and June 30, 2016 (unaudited) was $953,000 and $441,000, respectively.

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2017	22,416	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at June 30, 2017	11,208	$18.75

As of June 30, 2017 (unaudited) and December 31, 2016, the Company had $202,000 and $307,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and six months ended June 30, 2017, and 2016 (unaudited) was, $53,000, $105,000, $53,000 and $105,000, respectively.

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

ESOP expense for the three and six months ended June 30, 2017 (unaudited) was $86,000 and $42,000, respectively.

	June 30,	December 31,
	2017	2016
	(Unaudited)
Allocated shares	27,187	27,187
Unreleased shares	84,060	84,060
Total ESOP shares	111,247	111,247

Fair value of unreleased shares at June 31, 2017, and December 31, 2016 (in thousands)	$2,442	$2,858

At June 30, 2017 (unaudited) and December 31, 2016 the fair value of the 27,187 allocated shares held by the ESOP was $790,000 and $924,000 respectively, based on the quoted per share price of $29.05 and $34.00 at June 30, 2017 (unaudited) and Decmber 31, 2016 respectively.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to purchase such shares at their fair market value based on the most recent valuation report any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The allocated shares held by the ESOP and the outstanding shares held by former employees subject to the repurchase option totaled 27,294 at June 30, 2017 (unaudited) and 28,989 December 31, 2016. The fair value of the 27,294 shares at June 30, 2017 (unaudited) was $764,000 ($28.00 per share based on the most recent valuation report) and the fair value of the 28,989 shares at December 31, 2016 was $661,000 ($22.80 per share based on the most recent valuation report), and have been classified as mezazanine capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2017.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets increased $7.3 million, or 2.5%, to $294.5 million at June 30. The increase was primarily the result of an increase in net loans, premises and equipment and cash and cash equivalents, offset in part by a decrease in investment securitites available for sale and foreclosed real estate held for sale.

Total cash and cash equivalents increased $2.5 million, or 32.0%, to $10.1 million at June 30, 2017 from $7.6 million at December 31, 2016. The increase in total cash and cash equivalents reflected fluctuations in balances for funding normal operations.

Securities classified as available for sale decreased $1.1 million, or 4.6%, to $22.6 million at June 30, 2017 from $23.7 million at December 31, 2016. The decrease is primarily the result of $2.0 million of cash flow from maturities and pay downs on mortgage backed securities offset by $1.0 million in purchases of securities available for sale. At June 30, 2017, securities classified as available for sale consisted of mortgage-backed securities and municipal obligations.

Net loans, including loans held for sale, increased $3.2 million, or 1.4%, to $236.2 million at June 30, 2017 from $233.0 million at December 31, 2016, due primarily to increases in commercial real estate and multifamily loans of $8.7 million, and consumer loans of $3.6 million, offset by a decrease in construction loans of $4.9 million and in one-to four-family residential loans of $2.8 million. Total loans held for sale increased $106,000. Total non-performing loans decreased $351,000 to $953,000 at June 30, 2017 from $1.3 million at December 31, 2016.

Deposits decreased $281,000 or 0.1%, to $224.6 million at June 30, 2017 from $224.9 million at December 31, 2016. The decrease was due to decreases in certificates of deposit of $8.6 million, and a decrease in savings accounts of $478,000, offset by an increase in non-interest bearning accounts of $4.1 million, interesting bearing checking accounts of $1.1 million and money market deposit accounts of $3.5 million. The decrease in certificates of deposit was due to $5.0 million in financial institution certificates of deposit, and $5.1 million in short term certificates of deposit, that matured and withdrawn, offset in part, by an increase in other certificates of deposit within the local market.

Federal Home Loan Bank advances increased $6.5 million to $38.5 million at June 30, 2017, from $32.0 million at December 31, 2016.

Total equity increased $488,000 to $28.7 million at June 30, 2017, from $28.2 million at December 31, 2016. The increase resulted primarily from net income of $338,000 during the period, stock-based compensation expense of $144,000, ESOP shares earned of $86,000, and increases to accumulated other comprehensive income of $66,000 offset by stock repurchases of $28,000 and dividends of $118,000.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. The Company recorded a net loss of $99,000 for the quarter ended June 30, 2017 compared to net income of $533,000 for the quarter ended June 30, 2016. The decrease was primarily due to a loss on other assets related to the change in market value of a single commercial property held in foreclosed real estate held for sale and the related maintenance expenses.

Interest Income. Interest income increased $178,000, or 5.3%, to $3.5 million for the quarter ended June 30, 2017 from $3.3 million for the quarter ended June 30, 2016. The average balance of total interest-earning assets increased $6.2 million, or 2.4%, to $268.1 million for the quarter ended June 30, 2017 from $261.9 million for the quarter ended June 30, 2016 as the average weighted rate earned on these assets also increased 15 basis points to 5.28% for the 2017 period from 5.13% from the 2016 period.

Interest income on loans increased $168,000, or 5.2%, to $3.4 million for the quarter ended June 30, 2017 from $3.2 million for the quarter ended June 30, 2016, as the average balance of loans and the average yield on loans both increased. The average balance of net loans increased $6.1 million, or 2.7%, to $232.9 million for the quarter ended June 30, 2017 from $226.8 million for the quarter ended June 30, 2016. The average weighted yield on our loan portfolio increased 14 basis points to 5.84% for the quarter ended June 30, 2017 from 5.70% for the quarter ended June 30, 2016.

Interest income on investment securities decreased $5,000 to $103,000 for the 2017 quarter from $108,000 for the 2016 quarter. The average balance of our securities available for sale decreased $2.0 million, or 8.4%, to $22.7 million for the quarter ended June 30, 2017 from $24.8 million for the quarter ended June 30, 2016. The average yield on our securities portfolio increased to 1.82% for the quarter ended June 30, 2017 from 1.75% for the quarter ended June 30, 2016.

Interest Expense. Interest expense increased $37,000, or 7.7%, to $515,000 for the quarter ended June 30, 2017 from $478,000 for the quarter ended June 30, 2016. The increase resulted from an increase in interest expense on deposits of approximately $37,000. The average weighted rate paid on deposits increased five basis points to 0.80% for the quarter ended June 30, 2017 from 0.75% for the quarter ended June 30, 2016. The average balance of interest-bearing deposits increased $5.4 million, or 2.7%, to $203.8 million for the quarter ended June 30, 2017 from $198.4 million for the quarter ended June 30, 2016. The increase in the average balance of interest bearing deposits was comprised of increases in interest bearing checking accounts of $2.8 million, savings accounts of $1.2 million and money market deposit accounts of $2.6 million, offset by a decrease in certificates of deposit of $1.3 million.

The average balance of our certificates of deposit decreased 1.4 million, or 1.3%, to $104.2 million for the quarter ended June 30, 2017 from $105.6 million for the quarter ended June 30, 2016. The rate paid on certificates of deposit increased five basis points to 1.25% for the 2017 period from 1.20% for the 2016 period. This rate increase was due to the rising interest rate environment. Checking, money market and savings accounts interest expense increased $27,000 for the quarter ending June 30, 2017 from $55,000 for the quarter ending June 30, 2016.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, remained steady at approximately $107,000 for the quarter ended June 30, 2017 and 2016. The decrease of 14 basis points in the average weighted rate to 1.26% for the 2017 quarter from 1.40% from the 2016 quarter entirely offset an increase in the average balance of advances to $34.0 million for the quarter ending June 30, 2017 from $30.6 million for the quarter ending June 30, 2016.

Net Interest Income. Net interest income increased $142,000, or 4.9%, to $3.0 million for the quarter ended June 30, 2017 from $2.9 million for the quarter ended June 30, 2016. Our net interest rate spread increased to 4.41% for the quarter ending June 30, 2017 up from 4.29% for the quarter ending June 30, 2016.

The following table summarize average balances and yields, costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2017 and 2016.

	Three months ended June 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$232,882	$3,391	5.84%	$226,760	$3,223	5.70%
Investment Securities	22,741	103	1.82%	24,814	108	1.75%
Other interest-earning assets	12,469	34	1.09%	10,349	19	0.74%
	268,092	3,528	5.28%	261,923	3,350	5.13%
Noninterest-earning assets	25,280			17,764
Total assets	$293,372			$279,687

Liabilities and stockholder's equity
Interest-bearing liabilities:
Now accounts	36,142	16	0.18%	33,289	12	0.14%
Money market accounts	41,743	52	0.50%	39,098	37	0.38%
Savings accounts	21,686	14	0.26%	20,441	6	0.12%
Certificates of deposit	104,238	326	1.25%	105,584	316	1.20%
Total interest-bearing deposits	203,809	408	0.80%	198,412	371	0.75%
FHLB advances	33,950	107	1.26%	30,626	107	1.40%
Total interest-bearing liabilities	237,759	515	0.87%	229,038	478	0.84%
Noninterest-bearing deposits	24,504			21,542
Other noninterest-bearing liabilities	2,109			954
Total liabilities	264,372			251,534
Total stockholders' equity	29,000			28,153
Total liabilities and stockholders' equity	$293,372			$279,687
Net interest income		$3,013			$2,872
Interest rate spread			4.41%			4.29%
Net interest margin (annualized)			4.50%			4.39%
Average interest-earning assets to average interest-bearing liabilities			112.76%			114.36%

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $406,000 for the quarter ended June 30, 2017 compared to $498,000 for the quarter ended June 30, 2016, a decrease of $92,000. The decrease to the provision was based on management’s quarterly analysis of the loan portfolio and credit quality indicators including charge off trends and qualitative factors. The allowance for loan losses was $2.4 million, or 1.0% of total loans, at June 30, 2017, compared to $2.3 million, or 1.0% of total loans, at June 30, 2016. This increase was due primarily to increased balances in our loan portfolio of $3.1 million. Non-performing loans including troubled debt restructurings decreased to $953,000 at June 30, 2017 from $3.5 million at June 30, 2016. Nonperforming loans decreased primarily due to a $2.2 million commercial property that was transferred to foreclosed real estate held for sale in the fourth quarter of 2016. The allowance for loan losses as a percentage of non-performing loans including troubled debt restructurings was 248.9% at June 30, 2017 compared to 65.6% at June 30, 2016. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2017 and 2016.

Noninterest Income. Noninterest income decreased $767,000, or 101.2%, to a loss of $9,000 for the quarter ended June 30, 2017 from $758,000 for the quarter ended June 30, 2016. The decrease was primarily due to a decrease in gain on loan sales of $393,000 to $145,000 for the quarter ended June 30, 2017 from $537,000 for the quarter ended June 30, 2016, and an increase in the loss on other assets of $365,000. The decrease in gain on sale of loans was due to the sale of SBA loans in the second quarter of 2016 that did not recur during 2017. Additionally, it was management’s determination that the fair market value on a single commercial property held in foreclosed real estate held for sale had decreased during the second quarter of 2017 resulting in a write down of $400,000.

Noninterest Expense. Noninterest expense increased $462,000, or 20.0%, to $2.8 million for the quarter ended June 30, 2017 from $2.3 million for the quarter ended June 30, 2016. Changes included an increase in foreclosed real estate and repossession expenses of $248,000, an increase in professional fees of $131,000 and salaries and employee benefits of $44,000. Expenses related to foreclosed real estate increased due to additional expenses recorded in relation to maintenance of a commercial property held in foreclosed real estate held for sale. Professional fees increased due to legal and information technology consulting fees of $94,000. Salaries and employee benefits increased due to normal cost of living adjustments and merit increases, and other benefit programs.

Income Tax Expense (Benefit). We recorded a $78,000 income tax benefit for the quarter ended June 30, 2017 compared to a $285,000 income tax expense for the 2016 period, reflecting a loss before income tax benefit of $177,000 during the 2017 quarter versus income before income tax expense of $819,000 for the quarter ended June 30, 2016. Our effective tax rate was (43.9%) for the quarter ended June 30, 2017 compared to 34.9% for the quarter ended June 30, 2016.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. Net income decreased to $338,000 for the six months ended June 30, 2017 compared to net income of $991,000 for the six months ended June 30, 2016. The decrease in net income was due to a loss on other assets related to the change in market value of a single commercial property held in foreclosed real estate held for sale and the related maintenance expenses.

Interest Income. Interest income increased $321,000, or 4.9%, to $6.9 million for the six months ended June 30, 2017 from $6.6 million for the six months ended June 30, 2016. The average balance of total interest-earning assets increased $6.6 million, or 2.5%, to $266.8 million for the six months ended June 30, 2017 from $260.2 million for the six months ended June 30, 2016. The average yield on total interest-earning assets increased 12 basis points to 5.24% for the 2017 period from 5.12% for the 2016 period.

Interest income and fees on loans increased $318,000, or 5.0%, to $6.7 million for the six months ended June 30, 2017 from $6.3 million for the six months ended June 30, 2016. The average balance of loans increased $9.0 million, or 4.0%, to $232.7 million for the six months ended June 30, 2017 from $223.7 million for the six months ended June 30, 2016. The average weighted yield on the loan portfolio increased five basis points to 5.77% for the six months ended June 30, 2017 from 5.72% for the six months ended June 30, 2016, reflecting a change in the composition of the loan portfolio.

Interest income on investment securities decreased $19,000, or 8.4%, to $207,000 for the six months ended June 30, 2017 from $226,000 for the six months ended June 30, 2016. The decrease resulted primarily from a decrease in the average balance of securities available for sale, which decreased $2.6 million, or 10.0%, to $23.3 million for the six months ended June 30, 2017 from the 2016 period. The average yield on the securities portfolio increased to 1.79% for the six months ended June 30, 2017 from 1.76% for the six months ended June 30, 2016.

Interest Expense. Total interest expense increased $44,000 or 4.6%, to $1.0 million for the six months ended June 30, 2017 from $959,000 for the six months ended June 30, 2016. The average rate we paid on deposits increased four basis points to 0.79% for the six months ended June 30, 2017 from 0.75% for the six months ended June 30, 2016. The average balance of interest-bearing deposits increased $5.7 million, or 2.9%, to $203.1 million for the six months ended June 30, 2017 from $197.4 million for the six months ended June 30, 2016. The increase in the average balance of deposits was comprised of increases in interest bearing checking of $3.4 million, savings accounts of $2.0 million and money market deposit accounts of $1.7 million, offset by a decrease in the average balance of certificates of deposit accounts of $1.3 million.

The average balance of our certificates of deposit decreased $1.3 million, or 1.3%, to $105.7 million for the six months ended June 30, 2017 from $107.0 million for the six months ended June 30, 2016. Interest expense on certificates of deposit increased $19,000 for the 2017 period as compared to the 2016 period due to the increased average rate paid of 1.22% in the 2017 period up five basis points from 1.17% in 2016. Interest bearing checking, money market and savings accounts interest expense increased a total of $43,000 to $151,000 for the period ending June 30, 2017 from $108,000 for the period ending June 30, 2016.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $18,000, or 7.9%, to $211,000 for the six months ended June 30, 2017 from $229,000 for the six months ended June 30, 2016. The average balance of borrowed funds increased $4.0 million and the average weighted rate decreased 28 basis points to 1.26% for the 2017 period from 1.54% from the 2016 period.

Net Interest Income. Net interest income increased $277,000, or 4.9%, to $5.9 million for the six months ended June 30, 2017 from $5.7 million for the six months ended June 30, 2016. Our net interest rate spread increased to 4.39% for the six months ended June 30, 2017 from 4.27% for the six months ended June 30, 2016, net interest margin also increased to 4.44% for the six months ended June 30, 2017 from 4.34% for six months ended June 30, 2016.

The following table summarize average balances and yields, costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$232,701	$6,662	5.77%	$223,744	$6,344	5.72%
Investment Securities	23,274	207	1.79%	25,833	226	1.76%
Other interest-earning assets	10,805	59	1.10%	10,623	37	0.70%
	266,780	6,928	5.24%	260,200	6,607	5.12%
Noninterest-earning assets	24,223			17,062
Total assets	$291,003			$277,262

Liabilities and stockholder's equity
Interest-bearing liabilities:
Now accounts	35,168	29	0.17%	31,745	21	0.13%
Money market accounts	40,652	96	0.48%	38,985	75	0.39%
Savings accounts	21,586	26	0.24%	19,580	12	0.12%
Certificates of deposit	105,692	641	1.22%	107,042	622	1.17%
Total interest-bearing deposits	203,098	792	0.79%	197,352	730	0.75%
FHLB advances	33,876	211	1.26%	29,912	229	1.54%
Total interest-bearing liabilities	236,974	1,003	0.85%	227,264	959	0.85%
Noninterest-bearing deposits	23,503			20,813
Other noninterest-bearing liabilities	1,879			1,351
Total liabilities	262,356			249,428
Total stockholders' equity	28,647			27,834
Total liabilities and stockholders' equity	$291,003			$277,262
Net interest income		$5,925			$5,648
Interest rate spread			4.39%			4.27%
Net interest margin (annualized)			4.44%			4.34%
Average interest-earning assets to average interest-bearing liabilities			112.58%			114.49%

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” in our annual report on Form 10-K filed on March 30, 2017, we recorded a provision for loan losses of $764,000 for the six months ended June 30, 2017 and $768,000 for the six months ended June 30, 2016. The decrease to the provision is based on management’s quarterly analysis of the loan portfolio and credit quality indicators including charge-off trends and qualitative factors. The allowance for loan losses was $2.4 million, or 1.0% of total loans, at June 30, 2017, compared to $2.3 million, or 1.0% of total loans, at June 30, 2016. Total nonperforming loans were $953,000 at June 30, 2017, compared with $3.5 million at June 30, 2016. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2017 and 2016.

Noninterest Income. Noninterest income decreased $716,000, or 63.9%, to $404,000 for the six months ended June 30, 2017, from $1.1 million for the six months ended June 30, 2016. The decrease was due in large part to the decrease in gain on sale of loans of $384,000 and an increase in loss on other assets of $386,000. The decrease in gain on sale of loans was due to the sale of SBA loans in the second quarter of 2016 that did not recur during 2017. Additionally it was management’s determination that the fair value on a single commercial property held in foreclosed real estate held for sale had decreased during the second quarter of 2017 resulting in a write down of $400,000.

Noninterest Expense. Noninterest expense increased $599,000, or 13.4%, to $5.1 million, from $4.5 million for the six months ended June 30, 2016. The increase was due to increases in foreclosed real estate and repossession expenses of $253,000, professional fees of $122,000 and salaries and employee benefits of $111,000. Expenses related to foreclosed real estate increased due to additional expenses recorded in relation to maintenance of a commercial property held in foreclosed real estate held for sale. Professional fees increased $122,000 which consisted of legal and information technology consulting fees of $94,000. Salaries and employee benefits increased due to normal cost of living and merit increases, and other benefit programs.

Income Tax Expense. $152,000 of income tax expense was recorded for the six months ended June 30, 2017 compared to $535,000 income tax expense for the 2016 period, reflecting income of $491,000 before income tax expense for the six months ended June 30, 2017, compared to income before income tax expense of $1.5 million for the six months ended June 30, 2016. Our effective tax rate was 31.0% for the six months ended June 30, 2017, compared to 35.1% for the six months ended June 30, 2016.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.9 million and $3.3 million for the six months ended June 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities and premises and equiptment, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $5.6 million and $8.9 million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $6.1 million and $5.8 for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $28.0 million, or 9.6% of adjusted total assets, which is above the required level of $11.6 million, or 4%; and total risk-based capital of $30.4 million, or 13.1% of risk-weighted assets, which is above the required level of $23.3 million, or 8%. Accordingly West End Bank, S.B. was categorized as well capitalized at June 30, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2017, we had outstanding commitments to originate loans of $16.9 million and stand-by letters of credit of $461,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2017 totaled $51.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

WEST END INDIANA BANCSHARES, INC.

Date: August 14, 2017	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: August 14, 2017	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

