Form 10-Q
period 2017-09-30
West End Indiana Bancshares, Inc.
filed 2017-11-14
CIK 1523854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

YES ☐     NO ☒

As of November 14, 2017, there were 1,066,751 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$1,901,828	$2,039,032
Interest-bearing demand deposits	8,531,133	5,610,324
Cash and cash equivalents	10,432,961	7,649,356
Investment securities available for sale	21,463,306	23,727,778
Loans held for sale	64,000	346,409
Loans, net of allowance for loan losses of $2,437,948 and $2,276,679	241,315,395	232,649,433
Premises and equipment	8,999,953	6,111,527
Federal Home Loan Bank stock	1,850,700	1,328,900
Interest receivable	947,110	1,036,536
Bank-owned life insurance	6,915,490	6,783,218
Foreclosed real estate held for sale	269,240	2,502,589
Other assets	5,313,982	4,968,194

Total assets	$297,572,137	$287,103,940

Liabilities and Equity

Liabilities
Deposits	$223,072,642	$224,897,992
Federal Home Loan Bank advances	43,500,000	32,000,000
Interest payable	95,186	82,137
Other liabilities	1,873,098	1,921,413
Total liabilities	268,540,926	258,901,542

Commitments and Contingencies

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	761,236	660,957

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,066,751 and 1,064,582	10,667	10,646
Additional paid in capital	5,962,780	5,690,352
Retained earnings	24,085,391	23,687,416
Unearned employee stock ownership plan (ESOP)	(798,570)	(840,600)
Accumulated other comprehensive loss	(229,057)	(345,416)

Total stockholders’ equity	29,031,211	28,202,398

Less maximum cash obligation related to ESOP shares	(761,236)	(660,957)

Total stockholders’ equity less maximum cash obligation related to ESOP shares	28,269,975	27,541,441

Total liabilities and stockholders’ equity	$297,572,137	$287,103,940

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,446,645	$3,369,951	$10,108,915	$9,714,113
Investment securities	89,466	102,621	297,068	328,575
Other	33,002	17,550	91,343	54,286
Total interest income	3,569,113	3,490,122	10,497,326	10,096,974

Interest Expense
Deposits	408,357	373,014	1,200,435	1,102,551
Federal Home Loan Bank advances	141,511	99,893	352,438	329,154
Total interest expense	549,868	472,907	1,552,873	1,431,705

Net Interest Income	3,019,245	3,017,215	8,944,453	8,665,269
Provision for loan losses	382,000	534,000	1,146,000	1,301,500
Net Interest After Provision for Loan Losses	2,637,245	2,483,215	7,798,453	7,363,769

Other Income
Service charges on deposit accounts	184,348	172,841	520,709	480,399
Loan servicing income, net	(26,176)	17,088	13,929	37,034
Debit card income	88,617	91,561	277,317	263,232
Gain on sale of loans	104,313	75,524	358,264	713,494
Net realized gains on sales of available-for-sale securities (includes $0 and $107,289, $0 and $131,183, respectively, related to accumulated other comprehensive earnings reclassifications)	-	107,289	-	131,183
Gain on cash surrender value of life insurance	44,220	43,354	132,272	118,768
Loss on sale of other assets	(99,645)	(110,738)	(602,585)	(227,192)
Other income	5,031	574	5,232	1,346
Total other income	300,708	397,493	705,138	1,518,264

Other Expense
Salaries and employee benefits	1,386,526	1,123,031	4,011,679	3,637,047
Net occupancy	142,145	147,696	422,425	427,395
Data processing fees	121,664	102,301	342,360	281,828
Professional fees	291,130	79,207	609,508	275,953
Director expenses	26,727	35,475	91,205	95,261
Advertising	65,187	74,223	216,718	191,008
ATM charges	39,138	76,361	208,379	212,576
Postage and courier	56,166	50,810	181,341	170,954
FDIC insurance premiums	40,500	30,000	124,500	137,500
Foreclosed real estate and repossession expense	80,114	68,144	470,319	205,225
Other expenses	319,516	332,318	965,374	960,458
Total other expenses	2,568,813	2,119,566	7,643,808	6,595,205

Income Before Income Tax	369,140	761,142	859,783	2,286,828
Income tax expense (includes $0 and $42,497, $0 and $51,962, respectively, related to income tax expense from reclassification items)	132,697	286,794	284,874	821,864

Net Income	$236,443	$474,348	$574,909	$1,464,964
Earnings Per Share
Basic	$0.24	$0.47	$0.58	$1.44
Diluted	0.23	0.46	0.56	1.42
Dividends Per Share	0.06	0.06	0.18	0.18

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)
Net income	$236,443	$474,348	$574,909	$1,464,964
Other comprehensive income, net of tax

Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $30,829 and $(14,114), $72,557 and $142,109	49,875	(21,553)	116,359	216,718

Less: Reclassification adjustment for gains included in net income, net of tax expense of $0 and $42,497, $0 and $51,962.	-	64,792	-	79,221
	49,875	(86,345)	116,359	137,497
Comprehensive income	$286,318	$388,003	$691,268	$1,602,461

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
Operating Activities
Net income	$574,909	$1,464,964
Items not requiring (providing) cash
Provision for loan losses	1,146,000	1,301,500
Depreciation and amortization	210,506	218,345
Investment securities amortization, net	250,109	246,943
Investment securities gains	-	(131,183)
Loan originated for sale	(11,901,444)	(13,670,734)
Proceeds on loan sold	12,468,014	16,045,347
Loss on other assets	602,585	227,192
ESOP shares earned	126,263	98,845
Stock based compensation	216,646	216,233
Gain on loans sold	(358,264)	(713,494)
Net change in
Interest receivable	89,426	173,315
Interest payable	13,049	5,842
Cash surrender value of life insurance	(132,272)	(118,768)
Other adjustments	(37,732)	(255,490)
Net cash provided by operating activities	3,267,795	5,108,857

Investing Activities
Purchases of securities available for sale	(1,016,563)	(7,519,051)
Proceeds from maturities of securities available for sale	3,219,914	3,159,926
Proceeds from sales of securities available for sale	-	8,345,420
Purchase of FHLB stock	(521,800)	(5,900)
Net change in loans	(8,204,855)	(16,120,289)
Purchase of premises and equipment	(3,521,044)	(1,254,535)
Proceeds from sale of foreclosed real estate	90,872	112,322
Purchase of bank owned life insurance	-	(1,340,000)
Net cash used in investing activities	(9,953,476)	(14,622,107)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	8,692,868	7,710,843
Net change in certificates of deposit	(10,518,218)	831,161
Repurchased shares	(28,430)	(529,358)
Repayment of FHLB advances	(27,000,000)	(28,000,000)
Proceeds from FHLB advances	38,500,000	33,000,000
Cash dividends	(176,934)	(178,242)
Net cash provided by financing activities	9,469,286	12,834,404

Net Change in Cash and Cash Equivalents	2,783,605	3,321,154

Cash and Cash Equivalents, Beginning of Period	7,649,356	6,837,425

Cash and Cash Equivalents, End of Period	$10,432,961	$10,158,579

Additional Cash Flows Information
Interest paid	$1,539,824	$1,426,987
Income tax paid	673,909	784,000
Real estate acquired in settlement of loans	259,440	66,150
Sale and financing of foreclosed real estate	1,889,878	23,610

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2017

	Common Stock		Additional		Unearned	Accumulated Other	Maximum Cash Obligation	Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	ESOP Shares	Comprehensive Income (Loss)	Related to ESOP Shares	Stockholder's Equity
	(Unaudited)
Balances at December 31, 2016	1,064,582	10,646	5,690,352	23,687,416	(840,600)	(345,416)	(660,957)	27,541,441
Net income				574,909				574,909
Other comprehensive income						116,359		116,359
ESOP shares earned			84,233		42,030			126,263
Change related to ESOP shares							(100,279)	(100,279)
Stock Based Compensation Expense			216,646					216,646
Shares Repurchased	(972)	(10)	(28,420)					(28,430)
Shares Issued	3,141	31	(31)					-
Cash dividends ($0.18) per share				(176,934)				(176,934)
Balances at September 30, 2017	1,066,751	$10,667	$5,962,780	$24,085,391	$(798,570)	$(229,057)	$(761,236)	$28,269,975

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

NOTE 2: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2016. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2017, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE 3: Principles of Consolidation

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4: Securities

The amortized cost and approximate fair values of securities are as follows:

	September 30, 2017 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,020	$-	$(77)	$1,943
Mortgage-backed securities - GSE residential	19,826	10	(316)	19,520

Total available for sale	$21,846	$10	$(393)	$21,463

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,021	$-	$(167)	$1,854
Mortgage-backed securities – GSE residential	22,278	20	(424)	21,874

Total available for sale	$24,299	$20	$(591)	$23,728

The amortized cost and fair value of securities available for sale at September 30, 2017 (unaudited) and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017		December 31, 2016
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
After ten years	2,020	1,943	2,021	1,854
Mortgage-backed securities - GSE residential	19,826	19,520	22,278	21,874
Totals	$21,846	$21,463	$24,299	$23,728

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $795,000 at September 30, 2017 (unaudited). Securities pledged at December 31, 2016 were $911,000.

Activities related to the sales of securities available for sale for the three and nine months ended September 30, 2017 (unaudited) and 2016 (unaudited) are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands) (unaudited)
Proceeds from sales of available-for sale securities	$-	$4,695	$-	$8,345
Gross gains on sales	-	107	-	132
Gross losses on sales	-	-	-	1

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2017 (unaudited) and December 31, 2016 was $18,800,000 and $20,024,000, which is approximately 88% and 84% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at September 30, 2017 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$1,943	$(77)	$-	$-	$1,943	$(77)
Mortgage-backed securities - GSE residential	10,996	(173)	5,861	(143)	16,857	(316)
	$12,939	$(250)	$5,861	$(143)	$18,800	$(393)

Securities with unrealized losses at December 31, 2016 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$1,854	$(167)	$-	$-	$1,854	$(167)
Mortgage-backed securities - GSE residential	13,249	(292)	4,921	(132)	18,170	(424)
	$15,103	$(459)	$4,921	$(132)	$20,024	$(591)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

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

Categories of loans include:

	(Unaudited)
	September 30,	December 31,
	2017	2016
	(In Thousands)
Commercial	$10,894	$12,155
Real estate loans
Residential	61,963	65,160
Commercial and multi-family	58,967	50,070
Construction	2,090	6,906
Second mortgages and equity lines of credit	6,546	5,716
Consumer loans
Indirect	84,932	79,214
Other	18,464	15,821
	243,856	235,042
Less
Net deferred loan fees, premiums and discounts	103	116
Allowance for loan losses	2,438	2,277
Total loans	$241,315	$232,649

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2017 (unaudited) and 2016 (unaudited).

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2017:
Balance, beginning of period	$304	$269	$625	$2	$5	$1,165	$2,370
Provision for losses	13	(60)	50	-	9	370	382
Recoveries on loans	9	-	-	-	-	46	55
Loans charged off	(17)	-	-	-	(6)	(346)	(369)
Balance, end of year	$309	$209	$675	$2	$8	$1,235	$2,438
Nine Months Ended September 30, 2017:
Balance, beginning of year	$247	$329	$670	$-	$-	$1,031	$2,277
Provision for losses	191	(46)	37	2	14	948	1,146
Recoveries on loans	9	2	-	-	-	165	176
Loans charged off	(138)	(76)	(32)	-	(6)	(909)	(1,161)
Balance, end of year	$309	$209	$675	$2	$8	$1,235	$2,438

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2016:
Balance, beginning of period	$41	$348	$817	$4	$6	$1,089	$2,305
Provision for losses	13	44	33	1	(1)	444	534
Recoveries on loans	-	1	-	-	-	30	31
Loans charged off	(15)	(59)	-	-	-	(396)	(470)
Balance, end of year	$39	$334	$850	$5	$5	$1,167	$2,400
Nine Months Ended September 30, 2016:
Balance, beginning of year	$44	$390	$749	$3	$11	$996	$2,193
Provision for losses	24	12	101	2	(6)	1,168	1,301
Recoveries on loans	-	5	-	-	-	84	89
Loans charged off	(29)	(73)	-	-	-	(1,081)	(1,183)
Balance, end of year	$39	$334	$850	$5	$5	$1,167	$2,400

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2017 (unaudited) and December 31, 2016:

		September 30, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$309	$209	$675	$2	$8	$1,235	$2,438
Individually evaluated for impairment	225	-	55	-	-	-	280
Collectivity evaluated for impairment	84	209	620	2	8	1,235	2,158
Loans:
Ending balance	$10,894	$61,963	$58,967	$2,090	$6,546	$103,396	$243,856
Individually evaluated for impairment	823	-	1,717	-	-	-	2,540
Collectivity evaluated for impairment	10,071	61,963	57,250	2,090	6,546	103,396	241,316

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$247	$329	$670	$-	$-	$1,031	$2,277
Individually evaluated for impairment	225	-	55	-	-	-	280
Collectivity evaluated for impairment	22	329	615	-	-	1,031	1,997
Loans:
Ending balance	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042
Individually evaluated for impairment	3,624	-	1,653	-	-	-	5,277
Collectivity evaluated for impairment	8,531	65,160	48,417	6,906	5,716	95,035	229,765

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2017 (unaudited) and December 31, 2016:

		(Unaudited)
		September 30, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$10,071	$61,963	$55,224	$2,090	$6,546	$103,361	$239,255
Watch	-	-	-	-	-	-	-
Special Mention	-	-	2,026	-	-	35	2,061
Substandard	823	-	1,717	-	-	-	2,540
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$10,894	$61,963	$58,967	$2,090	$6,546	$103,396	$243,856

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$8,531	$65,160	$45,618	$6,906	$5,716	$95,035	$226,966
Watch	-	-	-	-	-	-	-
Special Mention	-	-	2,799	-	-	-	2,799
Substandard	3,624	-	1,653	-	-	-	5,277
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during 2016 or 2017.

The following table presents the Bank’s loan portfolio aging analysis as of September 30, 2017 (unaudited) and December 31, 2016:

		September 30, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$-	$359	$40	$-	$3	$1,590	$1,992
60-89 days past due	21	158	-	-	5	601	785
Greater than 90 days past due	-	61	110	-	4	880	1,055
Total past due	21	578	150	-	12	3,071	3,832
Current	10,873	61,385	58,817	2,090	6,534	100,325	240,024
Total loans	$10,894	$61,963	$58,967	$2,090	$6,546	$103,396	$243,856

Nonaccrual loans	$-	$-	$102	$-	$-	$-	$102
Past due 90 days and accruing	-	61	8	-	4	880	953
Total	$-	$61	$110	$-	$4	$880	$1,055

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$7	$322	$-	$-	$8	$1,111	$1,448
60-89 days past due	-	93	-	-	10	396	499
Greater than 90 days past due	-	289	257	-	18	728	1,292
Total past due	7	704	257	-	36	2,235	3,239
Current	12,148	64,456	49,813	6,906	5,680	92,800	231,803
Total loans	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042

Nonaccrual loans	$-	$230	$257	$-	$-	$-	$487
Past due 90 days and accruing	-	71	-	-	18	728	817
Total	$-	$301	$257	$-	$18	$728	$1,304

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2017 (unaudited) and December 31, 2016:

		September 30, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$85	$-	$1,615	$-	$-	$-	$1,700
Unpaid principal balance	85	-	1,615	-	-	-	1,700
Impaired loans with a specific allowance:
Recorded investment	738	-	102	-	-	-	840
Unpaid principal balance	738	-	102	-	-	-	840
Specific allowance	225	-	55	-	-	-	280
Total impaired loans:
Recorded investment	823	-	1,717	-	-	-	2,540
Unpaid principal balance	823	-	1,717	-	-	-	2,540
Specific allowance	225	-	55	-	-	-	280

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$114	$-	$731	$-	$-	$-	$845
Unpaid principal balance	114	-	731	-	-	-	845
Impaired loans with a specific allowance:
Recorded investment	3,510	-	922	-	-	-	4,432
Unpaid principal balance	3,510	-	922	-	-	-	4,432
Specific allowance	225	-	55	-	-	-	280
Total impaired loans:
Recorded investment	3,624	-	1,653	-	-	-	5,277
Unpaid principal balance	3,624	-	1,653	-	-	-	5,277
Specific allowance	225	-	55	-	-	-	280

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2017 (unaudited) and 2016 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2017:
Total impaired loan:
Average recorded investment	$826	$––	$1,807	$––	$––	$––	$2,633
Interest income recognized	13	—	23	––	––	––	36
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Nine Months Ended September 30, 2017:
Total impaired loan:
Average recorded investment	$1,556	$––	$1,797	$––	$––	$––	$3,353
Interest income recognized	75	—	69	––	––	––	144
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2016:
Total impaired loan:
Average recorded investment	$––	$––	$2,276	$––	$––	$––	$2,276
Interest income recognized	—	—	––	––	––	––	––
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Nine Months Ended September 30, 2016:
Total impaired loan:
Average recorded investment	$––	$––	$2,300	$––	$––	$––	$2,300
Interest income recognized	—	—	––	––	––	––	––
Interest income recognized on a cash basis	—	—	––	––	––	––	––

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

During the three and nine months ended September 30, 2017 (unaudited) and 2016 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three and nine months ended September 30, 2017 (unaudited) and 2016 (unaudited).

At September 30, 2017 and December 31, 2016, the balance of real estate owned included $119,000, and $103,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At September 30, 2017 and December 31, 2016, there were $24,000 and $293,000, respectively, of residential real estate loans in process of foreclosure.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At September 30, 2017 (unaudited) and December 31, 2016, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016:

		(Unaudited)
		September 30, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,943	$—	$1,943	$—
Mortgage-backed securities - GSE residential	19,520	—	19,520	—
Mortgage-servicing rights	701	—	—	701

		December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,854	$—	$1,854	$—
Mortgage-backed securities - GSE residential	21,874	—	21,874	—
Mortgage-servicing rights	719	—	—	719

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited)
	Mortgage-Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	(In Thousands)

Balances, beginning of period	$729	$648	$719	$646
Total unrealized gains (losses) included in net income	(39)	(7)	(46)	(28)
Additions (rights recorded on sale of loans)	41	28	97	93
Settlements (payments)	(30)	(20)	(69)	(62)

Balances, end of period	$701	$649	$701	$649

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		September 30, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited) (In Thousands)

Foreclosed real estate held for sale	$150	$—	$—	$150

		December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$4,152	$—	$—	$4,152

Foreclosed real estate held for sale	$600	$—	$—	$600

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at September 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands) (unaudited)
Foreclosed real estate held for sale	$150	Based on independent appraisals	Marketability Discount	76.0%
Mortgage-servicing rights	$701	Discounted Cash Flow	Discount rate	5.1% -5.8% (5.6)%
			Conditional prepayment rate	11.2% - 11.8% (11.7)%
			Expected loan servicing years	2.0-4.2 (3.9)

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$4,152	Comparative sales based on independent appraisals	Marketability Discount	32.0%
Foreclosed real estate held for sale	$600	Based on independent appraisals	Marketability Discount	2.0%
Mortgage-servicing rights	$719	Discounted Cash Flow	Discount rate	5.3% -6.1% (5.9)%
			Conditional prepayment rate	8.7% - 10.9% (10.3)%
			Expected loan servicing years	2.4 – 4.5 (4.1)

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2017 (unaudited) and December 31, 2016.

	(Unaudited)
	September 30, 2017
		Fair Value
	Carrying Amount	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$10,433	$10,433	$––	$––
Loan held for sale	64	––	64	––
Loans, net	241,315	––	––	242,151
Federal Home Loan Bank stock	1,851	––	1,851	––
Interest receivable	947	––	947	––
Financial liabilities
Deposits	223,073	125,112	98,053	––
Federal Home Loan Bank advances	43,500	––	43,535	––
Interest payable	95	––	95	––

	December 31, 2016
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$7,649	$7,649	$––	$—
Loan held for sale	346	––	346	—
Loans, net	232,649	—	––	234,018
Federal Home Loan Bank stock	1,329	—	1,329	—
Interest receivable	1,037	—	1,037	—
Financial liabilities
Deposits	224,898	116,419	108,416	—
Federal Home Loan Bank advances	32,000	—	31,923	—
Interest payable	82	—	82	—

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

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$236	$474	$575	$1,465
Allocated to participating securities	(3)	(10)	(11)	(42)
Net income allocated to common stockholders	$233	$464	$564	$1,423

Weighted average common shares outstanding, gross	1,066,751	1,094,677	1,066,580	1,102,312
Less: Average unearned ESOP shares and participating securities	(92,451)	(108,801)	(100,675)	(117,178)
Weighted average common shares outstanding, net	974,300	985,876	965,905	985,134
Effect of diluted based awards	41,576	24,133	44,347	18,013
Weighted average shares and common stock equivalents	1,015,876	1,010,009	1,010,252	1,003,147

Income per common share:
Basic	$0.24	$0.47	$.58	$1.44
Diluted	$0.23	$0.46	$.56	$1.42

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	-	-	-

NOTE 9: Reclassifications

Certain reclassifications have been made to the September 30, 2016 condensed consolidated financial statements to conform to the September 30, 2017 presentation.

NOTE 10: Share Based Compensation (Unaudited)

In May 2013, the Company’s stockholders approved the West End Indiana Bancshares, Inc. 2013 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to officers, employees and outside directors. The cost of the Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term. These assumptions are based on management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate. The cost of the awards are being recognized on a straight-line basis over the five-year vesting period during which participants are required to provide services in exchange for the awards.

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the three and nine months ended September 30, 2017 (unaudited) was $72,000 and $217,000. For the three and nine months ended September 30, 2016 was $73,000 and $216,000.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2017	136,550	$18.99	6.75
Granted	-	-	-
Exercised	(8,100)	18.95	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at September 30, 2017	128,450	$19.00	6.00
Exercisable options outstanding at September 30, 2017	93,090	$18.81	5.75

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2016	125,550	$18.77	7.25
Granted	11,000	21.50	9.50
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at September 30 2016	136,550	$18.99	6.75
Exercisable options outstanding at September 30, 2016	73,430	$18.76	6.75

At September 30, 2017 and December 31, 2016 the Company had $76,000 and $136,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Exercisable options vested in the nine months ended September 30, 2017 and 2016 were 27,760, and 25,560, respectively. Stock option expense for the three and nine months ended September 30, 2017 and 2016 was $20,000, $59,000, $20,000 and $58,000 respectively. The total intrinsic value of options as of September 30, 2017 and September 30, 2016 was $1,317,000 and $847,000, respectively. The total intrinsic value of exercisable options as of September 30, 2017 and 2016 was $972,000 and $473,000 respectively.

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

The table below presents the restricted stock award activity for the period shown:

	Service- Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2017	22,416	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at September 30, 2017	11,208	$18.75

As of September 30, 2017 (unaudited) and December 31, 2016, the Company had $150,000 and $307,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and nine months ended September 30, 2017 (unaudited), and 2016 (unaudited) was, $53,000, $158,000, $53,000 and $158,000, respectively.

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

ESOP expense for the three and nine months ended September 30, 2017 (unaudited) was $40,000 and $126,000. For the three and nine months ended September 30, 2016 (unaudited) was $35,000 and $99,000.

	September 30,	December 31,
	2017	2016
	(unaudited)
Allocated shares	27,187	27,187
Unreleased shares	84,060	84,060
Total ESOP shares	111,247	111,247

Fair value of unreleased shares at September 30 (in thousands)	$2,459	$2,858

At September 30, 2017 (unaudited) and December 31, 2016, the fair value of the 27,187 allocated shares held by the ESOP was $795,000 and $924,000 respectively, based on the quoted per share price of $29.25 and $34.00 at September 30, 2017 (unaudited) and December 31, 2016 respectively.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to purchase such shares at their fair market value based on the most recent valuation report any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The allocated shares held by the ESOP and the outstanding shares held by former employees subject to the repurchase option totaled 27,187 at September 30, 2017 (unaudited) and 28,989 December 31, 2016. The fair value of the 27,187 shares at September 30, 2017 (unaudited) was $761,000 ($28.00 per share based on the most recent valuation report) and the fair value of the 28,989 shares at December 31, 2016 was $661,000 ($22.80 per share based on the most recent valuation report), and have been classified as mezazanine capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at September 30, 2017 at and for three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10- Q.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total assets increased $10.5 million, or 3.6%, to $297.6 million at September 30, 2017 from $287.1 million at December 31, 2016. The increase was primarily the result of increases in net loans, premises and equipment, cash and cash equivalents, and bank-owned life insurance, partially offset by decreases in foreclosed real estate held for sale and investment securities available for sale.

Cash and cash equivalents increased 36.4% to $10.4 million at September 30, 2017 from $7.6 million at December 31, 2016. Securities available for sale decreased $2.3 million, or 9.5%, to $21.5 million at September 30, 2017 from December 31, 2016 with proceeds from normal cash flow utilized to fund loan growth and day to day operations.

Securities available for sale decreased $2.3 million, or 9.5%, to $21.5 million at September 30, 2017 from December 31, 2016. The decrease was primarily the result of cash flow of $3.2 million from maturities and pay downs on mortgage backed securities offset by $1.0 million in purchases of securities available for sale. At September 30, 2017, securities available for sale consisted of mortgage-backed securities and municipal obligations.

Net loans increased $8.7 million, or 3.7%, to $241.3 million at September 30, 2017 from $232.6 million at December 31, 2016. Growth in the loan portfolio was due primarily to increases in indirect consumer loans of $5.7 million in commercial and multi-family real estate loans of $8.8 million which consisted of moving $4.8 million from construction to commercial and multi-family after the construction phase was completed. These increases were offset by a decrease in one-to-four family residential loans of $3.2 million. Total loans held for sale decreased $282,000. Total nonperforming loans decreased $300,000 to $1.0 million at September 30, 2017 from $1.3 million at December 31, 2016.

Premises and equipment increased $2.9 million to $9.0 million at September 30, 2017 from $6.1 million at September 30, 2016 due to the construction of a building on bank owned property to provide for expanded bank operations and administrative functions.

Foreclosed real estate held for sale decreased $2.2 million to $269,000 at September 30, 2017 from $2.5 million at September 30, 2016. This decrease was primarily the result of the write-down and subsequent sales in the third and fourth quarters of 2017 of two commercial properties which were foreclosed in 2016.

Deposits decreased $1.8 million, or 0.8%, to $223.1 million at September 30, 2017 from $224.9 million at December 31, 2016. Core deposits, including savings, interest-bearing and noninterest-bearing checking, and money market deposit accounts, increased $8.7 million to $125.1 million at September 30, 2017 from $116.4 million at December 31, 2016, and certificates and other time deposits decreased $10.5 million to $98.0 million from $108.5 million at September 30, 2017 and December 31, 2016 respectively. The decrease in certificates of deposit was due to $13.0 million in financial institution certificates of deposit that were matured and withdrawn. The decrease was offset by an increase in other certificates of deposits within the local market.

Borrowings, which consisted entirely of Federal Home Loan Bank advances, increased $11.5 million, or 35.9%, to $43.5 million at September 30, 2017 from $32.0 million at December 31, 2016. These advances were used to fund loan growth.

Total stockholders’ equity increased $829,000, or 2.9%, to $29.0 million at September 30, 2017 from $28.2 million at December 31, 2016. The increase is primarily a reflection of year to date net income of $575,000, stock based compensation expense of $217,000, ESOP shares earned of $126,000, and increases to accumulated other comprehensive income of $116,000, offset by dividends of $177,000 and stock repurchases of $28,000.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. The Company recorded net income of $236,000 for the quarter ended September 30, 2017 compared to net income of $474,000 for the quarter ended September 30, 2016. The decrease to net income resulted primarily from increases in noninterest expenses of $449,000, and a decrease in noninterest income of $97,000, partially offset by a decrease to the provision for loan losses of $152,000 and income tax expense of $154,000.

Interest Income. Interest income increased $79,000, or 2.3%, to $3.6 million for the quarter ended September 30, 2017 from $3.5 million for the quarter ended September 30, 2016. The average balance of total interest-earning assets increased $4.1 million, or 1.5%, to $268.4 million for the quarter ended September 30, 2017 from $264.4 million for the quarter ended September 30, 2016. The average yield on interest-earning assets increased 3 basis point to 5.27% for the 2017 period from 5.24% for the 2016 period.

Interest income on loans increased $77,000, or 2.3%, to $3.4 million for the quarter ended September 30, 2017 from $3.3 million for the quarter ended September 30, 2016. The average balance of net loans increased $6.0 million, or 2.6%, to $237.7 million for the quarter ended September 30, 2017 from $231.7 million for the quarter ended September 30, 2016. The average weighted yield on our loan portfolio decreased 2 basis points to 5.75% for the quarter ended September 30, 2017 from 5.77% for the quarter ended September 30, 2016, as the mix of the loan portfolio changed.

Interest income on investment securities decreased $13,000 to $89,000 for the 2017 quarter from the 2016 quarter. The average balance of our securities available for sale decreased $2.5 million, or 10.4%, to $21.6 million for the quarter ended September 30, 2017 from $24.1 million for the quarter ended September 30, 2016. The average yield on our securities portfolio decreased 6 basis points, to 1.64% for the quarter ended September 30, 2017 from 1.70% for the quarter ended September 30, 2016.

Interest Expense. Interest expense increased $77,000, or 16.3%, to $550,000 for the quarter ended September 30, 2017 from $473,000 for the quarter ended September 30, 2016. The average rate paid on deposits increased 8 basis points to 0.82% for the quarter ended September 30, 2017 from 0.74% for the quarter ended September 30, 2016. The increase to interest expense due to the higher rate paid was partially offset by the decrease in the average balance of certificates of deposit which generally pay a higher rate of interest and increases in savings accounts, interest bearing checking and money market accounts which generally pay lower rates. The average balance of total deposits decreased $4.1 million, or 2.0%, to $196.5 million for the quarter ended September 30, 2017 from $200.6 million from the quarter ended September 30, 2016.

The average balance of our certificates of deposit decreased $7.2 million, or 6.8%, to $99.2 million for the quarter ended September 30, 2017, from $106.4 million for the quarter ended September 30, 2016. The average rate paid on certificate of deposits increased 14 basis points to 1.32% for the 2017 period from 1.18% for the 2016 period. Checking, money market and savings accounts interest expense increased to $81,000 for the quarter ending September 30, 2017 from $56,000 for the quarter ending September 30, 2016, as both the rate and average balance increased from quarter to quarter.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $42,000, or 41.7%, to $142,000 for the quarter ended September 30, 2017 from $100,000 for the quarter ended September 30, 2016, as the average balance of FHLB advances increased $11.0 million to $41.4 million at September 30, 2017 quarter, from $30.4 million for the September 30, 2016 quarter.

Net Interest Income. Net interest income remained steady at $3.0 million for the quarter ended September 30, 2017 and 2016. Our net interest rate spread decreased to 4.35% from 4.43%, and our net interest margin decreased to 4.50% from 4.56% quarter to quarter.

The following table summarizes average balances and yields, costs of interest-earnings assets and interest-bearing liabilities for the three months ended September 30, 2017 and 2016.

	Three months ended September 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$237,659	$3,447	5.75%	$231,706	$3,370	5.77%
Investment securities	21,571	89	1.64%	24,067	103	1.70%
Other interest-earning assets	9,223	33	1.42%	8,659	17	0.78%
	268,453	3,569	5.27%	264,432	3,490	5.24%
Noninterest-earning assets	26,449			18,746
Total assets	$294,902			$283,178

Liabilities and stockholder's equity
Interest-bearing liabilities:
Now accounts	$34,184	14	0.16%	$33,324	12	0.14%
Money market accounts	41,775	52	0.49%	39,649	38	0.38%
Savings accounts	21,364	15	0.28%	21,191	6	0.11%
Certificates of deposit	99,156	328	1.31%	106,402	317	1.18%
Total interest-bearing deposits	196,479	408	0.83%	200,566	373	0.74%
FHLB advances	41,440	142	1.35%	30,435	100	1.30%
Total interest-bearing liabilities	237,919	550	0.92%	231,001	473	0.81%
Noninterest-bearing deposits	25,714			22,061
Other noninterest-bearing liabilities	2,402			1,533
Total liabilities	266,035			254,595
Total stockholders' equity	28,867			28,583
Total liabilities and stockholders' equity	$294,902			$283,178
Net interest income		$3,019			$3,017
Interest rate spread			4.35%			4.43%
Net interest margin (annualized)			4.50%			4.56%
Average interest-earning assets to average interest-bearing liabilities			112.83%			114.47%

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $382,000 for the quarter ended September 30, 2017, a decrease of $152,000 from $534,000 allocated for the quarter ended September 30, 2016. The decrease to the provision was based on management’s quarterly analysis of the loan portfolio and credit quality indicators including charge off trends and qualitative factors. The allowance for loan losses remained steady in 2017 at $2.4 million, or 1.00% of total loans, at September 30, 2017. Non-performing loans including troubled debt restructuring decreased to $1.1 million at September 30, 2017 from $3.5 million at September 30, 2016. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2017 and 2016.

Noninterest Income. For the quarter ended September 30, 2017, noninterest income decreased $97,000, or $24.3% to $301,000, due primarily to the decrease in the valuation of mortgage servicing rights of $32,000 and a decrease in the gain on sale of securities available for sale of $107,000; there were no securities sold in the third quarter of 2017.

Noninterest Expense. Noninterest expense increased $449,000, or 21.2%, to $2.6 million for the quarter ended September 30, 2017 from $2.1 million for the quarter ended September 30, 2016. The increase was due to increases in salaries and employee benefits of $263,000 and professional fees of $212,000. Salaries and employee benefits increased due to normal cost of living and merit increases, and other employee benefit programs. Professional fees increased due to legal and information technology consulting fees.

Income Tax Expense. We recorded $133,000 of income tax expense for the quarter ended September 30, 2017 compared to a $287,000 income tax expense for the 2016 period, reflecting income of $369,000 before income tax expense during the 2017 quarter versus income before income tax expense of $761,000 for the quarter ended September 30, 2016. Our effective tax rate was 35.9% for the quarter ended September 30, 2017 compared to 37.7% for the quarter ended September 30, 2016.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. Net income decreased to $575,000 for the nine months ended September 30, 2017 compared to net income of $1.5 million for the nine months ended September 30, 2016, this was a $890,000, or 60.8% decrease from the prior period. The decrease in net income was primarily due to a loss on other assets related to the writedown of a single commercial property held in foreclosed real estate held for sale and the related maintenance expenses along with increases to total noninterest expense. These decreases were offset in part by increases to net interest income along with a decrease in the provision of loan losses and income tax expense.

Interest Income. Interest income increased $400,000, or 4.0%, to $10.5 million for the nine months ended September 30, 2017 from $10.1 million for the nine months ended September 30, 2016. The average balance of total interest-earning assets increased $5.7 million, or 2.2%, to $267.3 million for the nine months ended September 30, 2017 from $261.6 million for the nine months ended September 30, 2016. The average yield on total interest-earning assets increased 9 basis points to 5.27% for the 2017 period from 5.18% for the 2016 period. The increase in the average weighted rate earned was due to a change in the asset mix. Loans, which generally carry a higher interest rate than investments and other interest-earning assets, were a higher percentage of interest-earning assets for the 2017 period, as compared to the 2016 period.

Interest income and fees on loans increased $395,000, or 4.1%, to $10.1 million for the nine months ended September 30, 2017 from $9.7 million for the nine months ended September 30, 2016, as the increase in the average balance of loans and the average yield on loans increased. The average balance of loans increased $8.0 million, or 3.5%, to $234.4 million for the nine months ended September 30, 2017 from $226.4 million for the nine months ended September 30, 2016. The average yield on the loan portfolio increased 3 basis points to 5.79% for the nine months ended September 30, 2017 from 5.76% for the nine months ended September 30, 2016, reflecting a change in the composition of the loan portfolio.

Interest income on investment securities decreased $32,000, or 9.6%, to $297,000 for the nine months ended September 30, 2017 from $329,000 for the nine months ended September 30, 2016. The decrease resulted primarily from a decrease in the average balance of securities available for sale, which decreased $2.5 million, or 10.1%, to $22.7 million for the nine months ended September 30, 2017 from $25.2 million for the 2016 period. The average yield on the securities portfolio increased to 1.76% for the nine months ended September 30, 2017 from 1.75% for the nine months ended September 30, 2016.

Interest Expense. Interest expense increased $121,000, or 8.5%, to $1.6 million for the nine months ended September 30, 2017 from $1.4 million for the nine months ended September 30, 2016, as both the cost of deposits and the average balance of deposits increased. The average rate paid on deposits increased 5 basis points to 0.80% for the nine months ended September 30, 2017 from 0.75% for nine months ended September 30, 2016. The average balance of interest-bearing deposits increased $3.0 million, or 1.5%, to $201.0 million for the nine months ended September 30, 2017 from $198.0 million for the nine months ended September 30, 2016. The increase in the average balance of our deposits resulted from increases in interest bearing checking and money market accounts of $4.9 million, savings of $1.4 million and a decrease in certificate of deposits of $3.3 million. In addition, the interest expense of total deposits increased $98,000 to $1.2 million from $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

The average balance of our certificates of deposit decreased $3.3 million, or 3.1%, to $103.5 million for the nine months ended September 30, 2017, from $106.8 million for the nine months ended September 30, 2016. Interest expense on certificates of deposits increased $32,000 or 3.4% to $971,000 for the quarter ended September 30, 2017 from $939,000 for the year-earlier period. The rate paid on certificate of deposits increased 8 basis points to 1.26% for the 2017 period from 1.18% for the 2016 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased $23,000, or 7.1%, to $352,000 for the nine months ended September 30, 2017 from $329,000 for the nine months ended September 30, 2016, reflecting an decrease of 17 basis points in the rate paid to 1.30% for period ending September 30, 2017 from 1.47% for the period ending September 30, 2016.

Net Interest Income. Net interest income increased $279,000, or 3.2%, to $8.9 million for the nine months ended September 30, 2017 from $8.7 million for the nine months ended September 30, 2016. Our net interest rate spread increased to 4.39% for the nine months ended September 30, 2017 from 4.34% for the nine months ended September 30, 2016, and net interest margin increased to 4.46% for the nine months ended September 30, 2017 from 4.42% for nine months ended September 30, 2016.

The following table summarizes the average balance and yields, costs of interest-earnings assets and interest-bearing liabilities for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$234,371	$10,109	5.79%	$226,418	$9,714	5.76%
Investment securities	22,700	297	1.76%	25,240	329	1.75%
Other interest-earning assets	10,272	91	1.19%	9,964	54	0.73%
	267,343	10,497	5.27%	261,622	10,097	5.18%
Noninterest-earning assets	24,970			17,628
Total assets	$292,313			$279,250

Liabilities and stockholder's equity
Interest-bearing liabilities:
Now accounts	$34,836	44	0.16%	$32,276	32	0.13%
Money market accounts	41,149	148	0.48%	38,785	113	0.39%
Savings accounts	21,511	41	0.26%	20,121	19	0.13%
Certificates of deposit	103,489	971	1.26%	106,827	939	1.18%
Total interest-bearing deposits	200,985	1,201	0.80%	198,009	1,103	0.75%
FHLB advances	36,425	352	1.30%	30,088	329	1.47%
Total interest-bearing liabilities	237,410	1,553	0.88%	228,097	1,432	0.84%
Noninterest-bearing deposits	24,248			21,232
Other noninterest-bearing liabilities	2,055			1,412
Total liabilities	263,713			250,741
Total stockholders' equity	28,600			28,509
Total liabilities and stockholders' equity	$292,313			$279,250
Net interest income		$8,944			$8,665
Interest rate spread			4.39%			4.43%
Net interest margin (annualized)			4.46%			4.42%
Average interest-earning assets to average interest-bearing liabilities			112.61%			114.70%

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” provision for loan losses of $1.1 million was recorded for the nine months ended September 30, 2017 and $1.3 million for the nine months ended September 30, 2016. The allowance for loan losses was $2.4 million, or 1.00% of total loans, at September 30, 2017, compared to $2.4 million, or 1.02% of total loans, at September 30, 2016. The decreases in the provision is based on management’s quarterly analysis of the loan portfolio and credit quality indicators including charge-off trends and qualitative factors. The allowance for loan losses as a percentage of non-performing loans increased to 231.3% at September 30, 2017 from 67.8% at September 30, 2016. Total nonperforming loans were $1.1 million at September 30, 2017, compared with $3.5 million at September 30, 2016. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2017.

Noninterest income. Noninterest income decreased $813,000, or 53.6%, to $705,000 for the nine months ended September 30, 2017 from $1.5 million for the nine months ended September 30, 2016. The decrease was due in large part to an increase in loss on sale of other assets of $375,000, the decrease in gain on sale of loans of $355,000, and a decrease in the gains on sale of securities of $131,000. The decrease in gain on sale of loans was due to the sale of SBA loans in the second quarter of 2016 that did not recur during the 2017 period. Additionally, it was management’s determination that the fair market value on a single commercial property held in foreclosed real estate held for sale had decreased resulting in a write down of $450,000, the same commercial property was sold in the fourth quarter of 2017 with no additional loss taken.

Noninterest Expense. Noninterest expense increased $1.0 million, or 15.9%, to $7.6 million for the nine months ended September 30, 2017 from $6.6 million for the nine months ended September 30, 2016. The increase was due to increases in salaries and employee benefits of $375,000, professional fees of $334,000 and foreclosed real estate and repossession expenses of $265,000. Salaries and employee benefits increased due to normal cost of living and merit increases, and other employee benefit programs. Professional fees increased due to legal and information technology consulting fees of $233,000. Expenses related to foreclosed real estate increased due to additional expenses recorded in relation to maintenance of a commercial property that was sold in the fourth quarter of 2017.

Income Tax Expense. Income tax expense of $285,000 was recorded for the nine months ended September 30, 2017 compared to $822,000 of income tax expense for the 2016 period, reflecting income of $860,000 before income tax expense for the nine months ended September 30, 2017, compared to income before income tax expense of $2.3 million for the nine months ended September 30, 2016. Our effective tax rate was 33.1% for the nine months ended September 30, 2017, compared to 35.9% for the nine months ended September 30, 2016.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.3 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash (used) in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(10.0 million) and $(14.6 million) for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $9.5 million and $12.8 million for the nine months ended September 30, 2017 and 2016.

At September 30, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $28.4 million, or 9.7% of adjusted total assets, which is above the required level of $11.3 million, or 4%; and total risk-based capital of $30.8 million, or 13.1% of risk-weighted assets, which is above the required level of $18.8 million, or 8%. Accordingly, West End Bank, S.B. was categorized as well capitalized at September 30, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2017, we had outstanding commitments to originate loans of $17.7 million and stand-by letters of credit of $445,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2017 totaled $48.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEST END INDIANA BANCSHARES, INC.

Date: November 14, 2017	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: November 14, 2017	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

