Form 10-K
period 2017-12-31
West End Indiana Bancshares, Inc.
filed 2018-03-30
CIK 1523854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2017.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2017 ($29.05) was approximately $23.6 million.

As of March 30, 2018, there were 1,066,858 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant (Part III).

PART I.

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

West End Bank, S.B.

West End Bank, S.B. is an Indiana-chartered savings bank headquartered in Richmond, Indiana. West End Bank, S.B. was organized in 1894 under the name West End Building and Loan Association and has operated continuously in Richmond, Indiana since its founding. We reorganized into the mutual holding company structure in 2007 by forming West End Bank, MHC; and completed our mutual to stock conversion in January 2012, thereby becoming the wholly owned subsidiary of West End Indiana Bancshares, Inc. At December 31, 2017, we had total assets of $299.4 million, net loans of $240.9 million, total deposits of $227.0 million and equity of $29.0 million.

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

Our primary market area consists of Union and Wayne Counties, Indiana, and select parts of western Ohio with respect to commercial and multi-family real estate lending, and to a lesser extent, indirect automobile lending. This area includes small towns and rural communities. Our market area was historically a manufacturing and agricultural-based economy. In recent years, the economy has transitioned into a more service-oriented base, including health care, educational facilities and distribution services. Most notable, Wayne County is home to Reid Hospital & Health Care Services and four universities; Earlham College, Indiana University East, Purdue Polytechnic Institute and Ivy Tech Community College.

The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support for the area economy. The population of Wayne County decreased slightly from 69,003 in 2010 to 66,568 in 2016 which is a decrease of 3.5%. The population of Union County decreased slightly from 7,516 in 2010 to 7,212 in 2016 which is a decrease of 4.0% (Stats Indiana.) Our lack of population growth and our general market conditions may limit our ability to grow our assets and liabilities at a rapid rate. To counter this, in addition to our traditional means of advertising, we have also employed digital channels most specifically but not limited to Google ad network advertising and social media. In addition, we are implementing strategies to optimize search engine capabilities. Our school branch initiative enhances our ability to attract smaller deposit relationships, nurture them and in turn grow our brand awareness with a younger generation of potential customers. We also specialize in offering a superior suite of products, services and customer service to small and mid-sized companies in our market area.

Wayne and Union Counties’ and Indiana’s annual unemployment rates for 2016 were 4.8%, 4.0% and 4.4%, respectively, as compared to a U.S. unemployment rate of 4.7% (December 2016). This was an overall decrease from 2015. 2016 per capita personal incomes for Wayne and Union Counties were $37,624 and $35,175, respectively, and 2016 median household incomes for these counties were $42,983 and $46,862 compared to 2016 per capita income for the state of Indiana and the United States of $43,097 and $49,571 respectively, and 2016 median household incomes of $52,289 and $57,617, respectively (statsindiana.edu, census.gov, statista.com)

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large regional banks, community banks and credit unions. As of June 30, 2017, based on the most recent available FDIC data, our market share of deposits represented 16.79% and 32.56% of FDIC-insured deposits in Wayne and Union Counties, Indiana, respectively.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$61,885	25.38%	$65,160	27.72%	$60,968	27.67%	$61,886	31.86%	$60,960	35.06%
Commercial and multi-family	57,485	23.58	50,070	21.30	47,721	21.66	39,492	20.33	35,915	20.66
Construction	2,093	0.87	6,906	2.94	3,475	1.58	4,365	2.25	1,475	0.85
Second mortgages and equity lines of credit	6,594	2.71	5,716	2.44	5,521	2.51	4,625	2.38	4,372	2.51
Consumer loans:
Indirect	86,109	35.32	79,214	33.70	73,166	33.21	60,094	30.93	50,829	29.23
Other	17,978	7.38	15,821	6.73	15,390	6.98	13,516	6.96	11,208	6.45
Commercial business	11,572	4.76	12,155	5.17	14,076	6.39	10,280	5.29	9,114	5.24
	243,716	100.00%	235,042	100.00%	220,317	100.00%	194,258	100.00%	173,873	100.00%
Less:
Net deferred loan fees, premiums and discounts	112		116		115		119		122
Allowance for losses	2,745		2,277		2,193		1,944		2,398
Total loans	$240,859		$232,649		$218,009		$192,195		$171,353

(1)	At December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014, and December 31, 2013 included non-owner occupied loans of $9.2 million, $11.7 million, $11.6 million, $12.8 million, $11.0 million, respectively.

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2017	One- to Four-Family	Second Mortgage and Lines of Credit	Commercial and Multi-Family Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$617	$1,593	$3,344	$1,172	$2,962	$2,536	$12,224
More than one to two years	193	408	3,646	––	505	6,490	11,242
More than two to three years	301	573	3,251	––	586	15,109	19,820
More than three to five years	1,232	2,210	6,674	13	4,395	49,868	64,392
More than five to ten years	4,899	1,618	8,451	903	2,646	28,419	46,936
More than ten to fifteen years	15,998	192	15,190	––	219	1,420	33,019
More than fifteen years	38,645	-	16,929	5	259	245	56,083
Total	$61,885	$6,594	$57,485	$2,093	$11,572	$104,087	$243,716

The following table sets forth our fixed and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$47,504	$13,764	$61,268
Commercial and multi-family	27,340	26,801	54,141
Construction	916	5	921
Second mortgages and equity lines of credit	3,788	1,213	5,001
Consumer Loans & Other	101,551	-	101,551
Commercial Business	7,404	1,206	8,610
Total loans	$188,503	$42,989	$231,492

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of West End Bank, S.B.’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2017, our largest credit totaled $3.8 million and was secured by real estate used for student hoursing and account/notes recievable and inventory, which was performing in accordance with its repayment terms at this date. Our second largest at this date was a $3.3 million loan secured by multi-family real estate. At December 31, 2017, this loan was performing in accordance with its repayment terms.

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

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2017, $61.9 million, or 25.4% of our total loan portfolio, consisted of loans secured by one- to four-family real estate.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2017, 77.5% of our one- to four-family residential real estate loans were fixed-rate loans, and 22.5% of such loans were adjustable-rate loans.

At December 31, 2017, $9.2 million, or 14.8% of our total one- to four-family residential real estate loans were secured by non-owner occupied properties. Generally, we require personal guarantees from the borrowers on these properties and will not make loans in excess of 80% loan to value on non-owner- occupied properties. However, we recognize that there is a greater credit risk inherent in non-owner- occupied properties, than in owner-occupied properties since, like commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2017 was generally $453,000 for single-family homes in our market area. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” The majority of our one- to four-family residential real estate loans are secured by properties located in our market area.

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

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we have increased our commercial and multi-family real estate loans in recent years. At December 31, 2017, we had $57.5 million in commercial and multi-family real estate loans, representing 23.6% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we intend to continue to focus on this kind of lending, and may increase our loan activity for these types of loans in western Ohio.

Most of our commercial and multi-family real estate loans have fixed-rate terms of up to five years with amortization terms of 25 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

Set forth below is information regarding our commercial and multi-family real estate loans at December 31, 2017.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Retail	13	$1,886
Office	23	2,989
Industrial	3	840
Mixed use	11	1,363
Church	11	2,140
Real estate investors/lessors	59	12,426
Student housing	16	18,067
Recreation/entertainment	6	1,807
Commercial development	12	5,106
Auto sales/repair	15	2,528
Restaurant/fast food	9	1,644
Hotel	4	3,974
Other	11	2,715
Total	193	$57,485

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

Indirect Consumer Lending. As part of our effort to enhance our net interest margin and the interest rate risk sensitivity of our loan portfolio, we originate indirect automobile loans, including on a selective basis, recreational vehicle and boat loans. Indirect consumer loans totaled $86.1 million at December 31, 2017, or 35.3% of our total loan portfolio.

We acquire and underwrite our indirect automobile loans from approximately 40 dealers located primarily in our market area under a tiered-rate structure providing for a dealer reserve premium. The aggregate principal balance of our automobile loan portfolio as of December 31, 2017 was secured primarily by late-model used automobiles. The weighted average current term to maturity of our automobile loan portfolio at December 31, 2017 was 5 years and 8 months.

At December 31, 2017 the average credit score for borrowers of our indirect loans that were originated since May 2008 was 680, and the weighted average rate of these loans was 6.65%. At December 31, 2017, $23.0 million, or 26.7% of our total indirect loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a less credit-worthy borrower).

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

Direct Consumer Lending. Our direct consumer loans, including unsecured loans, totaled $18.0 million or 7.4% of our total loan portfolio, at December 31, 2017 and consisted principally of loans secured by a wide variety of collateral, including certificates of deposit and marketable securities. Unsecured consumer loans included in the above amount totaled $419,000 or 0.17% of our total loan portfolio. These loans have either a fixed-rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime rate of interest as reported in The Wall Street Journal.

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

Second Mortgage Loans and Equity Lines of Credit. At December 31, 2017, $6.6 million, or 2.7% of our loan portfolio were second mortgage loans and equity lines of Credit. We offer second mortgage loans and equity lines of credit secured by a first or second mortgage on residential property. Second mortgage loans and equity lines of credit are made with fixed or adjustable rates, and with combined loan-to-value ratios up to 90% on an owner-occupied principal residence.

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

At December 31, 2017, the average loan balance of our outstanding home equity lines of credit was $22,000 and the largest outstanding balance of any such loan was $234,000. This loan was performing in accordance with its repayment terms at December 31, 2017.

Construction Lending. At December 31, 2017, we had $2.1 million, or 0.9% of our total loan portfolio, in construction loans. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. Our construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. On occasion, we may consider loans for the construction of commercial properties.

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

Commercial Business Lending. At December 31, 2017 commercial business loans represented $11.6 million, or 4.8% of our total loan portfolio. Our commercial business loans consist of term loans as well as regular lines of credit and revolving lines of credit to finance short-term working capital needs like accounts receivable and inventory. Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months. We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. We fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or seven years, whichever is less. Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory or long-term assets such as equipment, furniture, fixtures or real estate.

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

At December 31, 2017, the average loan balance of our outstanding commercial business lines of credit was $95,000, and the largest outstanding balance of such loans was a $919,000 loan secured by marketable securities. This loan was performing in accordance with its repayment terms at December 31, 2017.

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

We also offer commercial loans utilizing the Small Business Administration’s 7a Program.  The 75% loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. During the year ended December 31, 2017, we originated SBA guaranteed commercial loans of $2.6 million.  The guaranteed portion of those loans originated in 2017 was sold for a gain of $143,000.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated to Freddie Mac, although we are also approved to sell to the Federal Home Loan Bank of Indianapolis. On an ongoing basis, we consider our balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2017, we serviced $71.6 million of fixed-rate, one- to four-family residential real estate loans held by other institutions.

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

	Years Ended December 31,
	2017	2016
	(In thousands)

Total loans at beginning of period	$235,042	$220,317

Loans originated:
Real estate loans:
One- to four-family residential (1)	19,742	25,348
Commercial and multi-family	12,842	14,585
Construction	1,246	1,543
Second mortgages and equity lines of credit	1,802	1,853
Consumer loans:
Indirect	44,848	40,994
Other	10,172	9,383
Commercial business	6,430	3,325
Total loans originated	97,082	97,031

Loans sold:
Real estate loans:
One- to four-family residential	(10,311)	(11,211)
Commercial and multi-family	(2,649)	(4,809)
Construction	—	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	—
Total loans sold	(12,960)	(16,020)

Other:
Principal repayments	(78,249)	(81,083)
Advances on commercial and home equity lines-of-credit loans	5,506	19,141
Other	(2,705)	(4,344)

Net loan activity	8,674	14,725
Total loans at end of period	$243,716	$235,042

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

Troubled Debt Restructurings (“TDRs”). We occasionally modify loans to extend the term or make concessions to help a borrower stay current on his or her loan and to avoid foreclosure/repossession.  We generally do not forgive principal or interest on loans. We may modify the terms of loans, to lower interest rates (which may be at below market rates), defer delinquent payments, and/or to provide for longer amortization schedules (up to 40 years on loans secured by real estate), and/or provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.

During the year ended December 31, 2017, there was one new restructuring classified as TDR. The loan balance at December 31, 2017 was $738,000 with a pre-modification recorded balance and a post modification recorded balance of $738,000. Modifications include continuation of interest-only payment for a six month time period on the $738,000 TDR balance, and deferment of principal payments. During the year ended December 31, 2016 there were no new restructuring classified as TDRs. No loans restructured during the last twelve months defaulted during the year ended December 31, 2017.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2017			2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$378	$18	$149	$322	$93	$289
Non owner-occupied	––	––	––	––	––	––
Total one- to four-family residential	378	18	149	322	93	289
Commercial and multi-family	––	39	8	––	—	257
Construction	––	—	—	––	—	—
Second mortgages and equity lines of credit	57	—	—	8	10	18
Consumer loans	1,536	472	666	1,111	396	728
Commercial business	10	—	—	7	—	—
Total	$1,981	$529	$823	$1,448	$499	$1,292

	At December 31,
	2015			2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$55	$43	$386	$111	$—	$835
Non owner-occupied	––	––	––	––	236	––
Total one- to four-family residential	55	43	386	111	236	835
Commercial and multi-family	––	—	122	––	—	975
Construction	––	—	—	––	—	—
Second mortgages and equity lines of credit	8	7	80	––	—	—
Consumer loans	918	219	899	18	—	21
Commercial business	19	14	—	1,014	388	795
Total	$1,000	$283	$1,487	$1,143	$624	$2,626

	At December 31,
	2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due

Real estate loans:
One- to four-family residential
Owner-occupied	$303	$293	$1,059
Non owner-occupied	––	47	––
Total one- to four-family residential	303	340	1,059
Commercial and multi-family	––	6	450
Construction	––	—	—
Second mortgages and equity lines of credit	––	14	—
Consumer loans	1,383	314	337
Commercial business	16	––	––
Total	$1,702	$674	$1,846

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

See Note 3 to our Financial Statements beginning on page F-1 of this annual report for a description by loan category of our classified and special mention assets as of December 31, 2017 and December 31, 2016.

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

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$115	$230	$564	$762	$978
Commercial and multi-family (1)	8	257	2,337	825	2,016
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	—	30	––	––
Consumer loans	—	—	—	—	—
Commercial business	––	––	––	––	––
Total non-accrual loans	123	487	2,931	1,587	2,994

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	34	71	149	73	248
Commercial and multi-family	—	—	—	150	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	18	50	21	—
Consumer loans	666	728	899	795	337
Commercial business	––	––	––	––	––
Total accruing loans past due 90 days or more	700	817	1,098	1,039	585
Total of nonaccrual and 90 days or more past due loans	823	1,304	4,029	2,626	3,579

Real estate owned:
One- to four-family	—	103	109	74	89
Commercial and multi-family	39	2,400	699	225	—
Commercial	—	—	—	—	195
Other	—	—	—	—	98
Total real estate owned	39	2,503	808	299	382

Other non-performing assets	266	237	152	140	153

Total non-performing assets	1,128	4,044	4,989	3,065	4,114

Troubled debt restructurings (not included above) – commercial and multifamily real estate	738	—	—	2,275	2,312

Troubled debt restructurings and total non-performing assets	$1,866	$4,044	$4,988	$5,340	$6,426

Total non-performing loans to total loans	0.34%	0.55%	1.83%	1.35%	2.06%
Total non-performing assets to total assets	0.38%	1.41%	1.84%	1.18%	1.62%
Total non-performing assets and troubled debt restructurings to total assets	0.62%	1.41%	1.84%	2.06%	2.53%

(1)	At December 31, 2015, includes $2.2 million of troubled debt restructurings.

Interest income that would have been recorded for the year ended December 31, 2017 had nonaccruing loans been current according to their original terms amounted to $1,000. No interest was recognized on these loans nor included in net income for the year ended December 31, 2017.

Non-performing one- to four-family residential real estate loans totaled $149,000 at December 31, 2017 and consisted of three loans of which the largest totaled $47,000.

We had one non-performing commercial and multi-family real estate loans at December 31, 2017 with a total balance of $8,000.

Consumer non-performing loans totaled $666,000 at December 31, 2017.

Other real estate owned totaled $39,000 at December 31, 2017, which is comprised of a single commercial property.

There were no other loans at December 31, 2017 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2017	2016	2015	2014	2013

Allowance at beginning of period	$2,277	$2,193	$1,944	$2,398	$2,013
Provision for loan losses	2,021	1,861	1,507	1,699	1,447
Charge offs:
Real estate loans:
One- to four-family residential	(75)	(159)	(220)	(653)	(227)
Commercial and multi-family	(99)	(353)	(211)	(947)	(68)
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	(9)	—	—	—	(18)
Consumer loans	(1,454)	(1,333)	(901)	(646)	(805)
Commercial business	(138)	(54)	(75)	––	––
Total charge-offs	(1,775)	(1,899)	(1,407)	(2,246)	(1,118)

Recoveries:
Real estate loans:
One- to four-family residential	3	8	56	32	4
Commercial and multi-family	—	—	4	—	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	—	—	—	—
Consumer loans	210	114	89	61	52
Commercial business	9	—	—	—	—
Total recoveries	222	122	149	93	56

Net (charge-offs) recoveries	(1,553)	(1,777)	(1,258)	(2,153)	(1,062)

Allowance at end of period	$2,745	$2,277	$2,193	$1,944	$2,398

Allowance to non-performing loans	333.54%	174.62%	54.44%	74.03%	67.00%
Allowance to total loans outstanding at the end of the period	1.13%	0.97%	1.00%	1.00%	1.38%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.66)%	(0.77)%	(0.60)%	(1.17)%	(0.64)%

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

	At December 31, 2017			At December 31, 2016
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$191	6.96%	25.38%	$329	14.45%	27.72%
Commercial and multi-family	886	32.28	23.58	670	29.42	21.30
Construction	2	0.07	0.87	-	-	2.94
Second mortgages and equity lines of credit	10	0.36	2.71	-	-	2.44
Consumer loans	1,353	49.29	42.70	1,031	45.28	40.43
Commercial business	303	11.04	4.76	247	10.85	5.17
Total allowance for loan losses	$2,745	100.00%	100.00%	$2,277	100.00%	100.00%

	At December 31, 2015				At December 31, 2014
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$390	17.78%	27.67%	$447	23.00%	31.86%
Commercial and multi-family	749	34.15	21.66	694	35.70	20.33
Construction	3	0.14	1.58	2	0.10	2.25
Second mortgages and equity lines of credit	11	0.50	2.51	14	0.72	2.38
Consumer loans	996	45.42	40.19	758	38.99	37.89
Commercial business	44	2.01	6.39	29	1.49	5.29
Total allowance for loan losses	$2,193	100.00%	100.00%	$1,944	100.00%	100.00%

	At December 31, 2013
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans

Real estate loans:
One- to four-family residential	$433	18.06%	35.06%
Commercial and multi-family	1,238	51.63	20.66
Construction	-	0.00	0.85
Second mortgages and equity lines of credit	35	1.46	2.51
Consumer loans	656	27.35	35.68
Commercial business	36	1.50	5.24
Total allowance for loan losses	$2,398	100.00%	100.00%

At December 31, 2017, our allowance for loan losses represented 1.13% of total loans and 333.54% of nonperforming loans, and at December 31, 2016, our allowance for loan losses represented 0.97% of total loans and 174.62% of nonperforming loans. Nonperforming loans decreased primarily due to a $2.2 million commercial property that was transferred to foreclosed real estate held for sale during 2016 and subsequently sold in 2017. The allowance for loan losses was $2.7 million at December 31, 2017 and was $2.3 million at December 31, 2016, due to a provision for loan losses of $2.0 million, offset by net charge-offs of $1.6 million during 2017. Net charge-offs for 2017 included $1.2 million in consumer loans secured by autos, $129,000 in commercial credits, $99,000 in commercial and multifamily real estate loans, $72,000 in secured residential real estate, and $9,000 in second mortgages and home equity lines of credit

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

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

At December 31, 2017, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of our equity at that date.

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

At December 31, 2017, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

Municipal Bonds. At December 31, 2017, the carrying value of municipal bonds in our portfolio totaled $2.0 million. These securities generally provide similar or higher yields than other investments in our securities investment portfolio. While they do not provide the liquidity of other securities, we maintain these investments, to the extent appropriate, for tax planning, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2017, the carrying value of our mortgage-backed securities portfolio totaled $18.3 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as West End Bank, S.B. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored entities, such as Fannie Mae and Freddie Mac.

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

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Indianapolis in connection with our borrowing activities totaling $2.4 million at December 31, 2017. The common stock of such entity is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2017, our investment in bank-owned life insurance totaled $7.0 million and was issued by four insurance companies.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio, all of which were available for sale, at the dates indicated. Securities available for sale are carried at fair value.

	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$2,019	$1,952	$2,021	$1,854	$9,168	$9,171
Mortgage-backed securities – GSE residential	18,757	18,345	22,278	21,874	19,194	18,930
Total available for sale	$20,776	$20,297	$24,299	$23,728	$28,362	$28,101

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2017. Securities available for sale are carried at fair value. Municipal bond yields have not been adjusted to a tax-equivalent basis. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2017	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Municipal bonds	$-	-	$-	-	$-	-	$2,019	3.21%	$2,019	3.21%
Mortgage-backed securities – GSE residential	-	-	-	-	8,316	1.69%	9,582	1.62%	17,898	1.65%
Collateralized Mortgage Obligations	-	-	-	-	-	-	859	2.38%	859	2.38%
Total available for sale	$-	-	$-	-	$8,316	1.69%	$12,460	1.93%	$20,776	1.83%

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

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Year Ended December 31,
	2017			2016			2015
				(Dollars in Thousands)
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate

Non-interest bearing	$24,659	10.86%	0.00%	$22,154	9.85%	0.00%	$19,358	8.99%	0.00%
Checking	32,838	14.47	0.16	33,921	15.08	0.13	30,554	14.19	0.13
Money market	41,076	18.10	0.49	38,695	17.21	0.38	38,533	17.90	0.39
Savings	21,489	9.47	0.25	21,649	9.63	0.10	18,271	8.49	0.10
Certificates and other time deposits of $250,000 or more	18,768	8.27	1.64	19,732	8.77	1.41	23,662	10.99	1.22
Other certificates and time deposits	88,151	38.83	1.50	88,747	39.46	1.15	84,900	39.44	1.09
Total	$226,981	100.00%		$224,898	100.00%		$215,278	100.00%

As of December 31, 2017, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $64.7 million. The following table sets forth the maturity of these certificates as of December 31, 2017.

At
December 31, 2017
(In thousands)
Maturity Period:
Three months or less	$3,807
Over three through six months	8,195
Over six through twelve months	13,566
Over twelve months	39,136
Total	$64,704

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016
	(In thousands)

Interest Rate:
Less than 1%	$12,686	$14,499
1.00% - 1.99%	73,515	89,897
2.00% - 2.99%	20,670	4,035
3.00% - 3.99%	-	-
4.00% - 4.99%	48	48
Total	$106,919	$108,479

Borrowings. At December 31, 2017 our borrowings consisted of $41.5 million in advances from the Federal Home Loan Bank of Indianapolis. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

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

At December 31, 2017, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $8.0 million.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the periods indicated.

	Year Ended December 31,
	2017	2016
	(Dollars in Thousands)
Average amount outstanding during the period:
FHLB advances	$38,175	$30,418
Weighted average interest rate during the period:
FHLB advances	1.35%	1.40%
Balance outstanding at end of period:
FHLB advances	41,500	32,000
Weighted average interest rate at end of period:
FHLB advances	1.60%	1.35%

For the year ended December 31, 2017 the decrease to the weighted average interest rate reflects $62,000 of interest expense that was capitalized as construction costs.

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

Personnel

As of December 31, 2017, we had 79 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

The Indiana Department of Financial Institutions has established a schedule for the assessment of “supervisory fees” for all Indiana savings banks to fund the operations of the Indiana Department of Financial Institutions. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Indiana savings banks with the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions also assesses fees for examinations conducted by the Indiana Department of Financial Institutions’ staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2017, West End Bank, S.B. paid approximately $23,800 in supervisory fees and no examination fees. The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

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

At December 31, 2017, West End Bank, S.B. maintained 67% of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

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

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.54 cents for each $100 in domestic deposits maintained at an institution.

For the year ended December 31, 2017, the Bank expensed $167,000 related to the FICO bonds and deposit insurance assessments.

Federal Home Loan Bank System. West End Bank, S.B. is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, West End Bank, S.B. is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2017, West End Bank, S.B. was in compliance with this requirement.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2017, West End Bank, S.B. had no minimum tax credit carry forward.

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

ITEM 1B.            Unresolved Staff Comments

None.

ITEM 2.               Properties

As of December 31, 2017, the net book value of our office properties was $7.8 million. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main (Richmond) Office: 34 South 7th Street Richmond, Indiana 47374	Owned	1958	10,468	$474

Main Office Parking 48 South 7th Street Richmond, Indiana 47374	Owned	2010	No building on site (adjacent to main office)	200

Corporate Office: 700 South A Street Richmond, Indiana 47374	Owned	2017	13,200	4,953

Corporate Office Parking: 102 South 8th Street Richmond, Indiana 47374	Owned	2016	No building on site (adjacent to Corporate Office)	247

Other Properties:

Eastside (Richmond) Office: 101 South 37th Street Richmond, Indiana 47374	Owned	2004	3,352	1,137

Hagerstown Office: 10 East Main Street Hagerstown, Indiana 47343	Owned	1962	1,300	151

Liberty Office: 207 North Main Street Liberty, Indiana 47353	Owned	2009	2,330	665

ITEM 3.               Legal Proceedings

On March 15, 2017, a complaint styled Audrey (Adams) Easler v. West End Bank, S.B., Case No. 89D02-17-3-CT-00001, Wayne County Circuit Court, Superior II, Richmond, Indiana, was served on West End Bank, S.B. (the “Bank”), naming it as defendant and alleging, among other things, that the Bank sent to the plaintiff a post-repossession notice that failed to include consumer rights required by the Uniform Commercial Code (“UCC”) as enacted in Indiana, and that the Bank’s process of repossession allegedly violated the UCC. The complaint alleges that the named plaintiff is a representative of a class of plaintiffs and that the complaint would become a class action law suit. The complaint asks for both equitable relief and monetary damages. In November 2017, the Company reached a tentative settlement agreement with the parties which is pending court approval. Based on the tentative settlement agreement, the Company has estimated the losses will not exceed the amount to be paid by our insurance company. Should the losses exceed the amounts covered by insurance, the Company's maximum contribution based on the tentative settlement agreement is $250,000.

At December 31, 2017, other than as disclosed above, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.               Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “WEIN.” The number of holders of record of West End Indiana Bancshares, Inc.’s common stock as of December 31, 2017 was 176. Certain shares of West End Indiana Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents high and low quarterly trading prices for our shares and dividends declared per share for the periods indicated.

	High Sale	Low Sale	Dividends Declared
2017:
Quarter ended December 31	$29,25	$28.26	$0.06
Quarter ended September 30	29.75	28.88	0.06
Quarter ended June 30	30.50	28.50	0.06
Quarter ended March 31	34.00	30.10	0.06

2016:
Quarter ended December 31	$34.00	$25.10	$0.06
Quarter ended September 30	25.25	24.00	0.06
Quarter ended June 30	25.00	22.00	0.06
Quarter ended March 31	23.35	21.40	0.06

(b)	Sales of Unregistered Securities. Not applicable.

(c)	Use of Proceeds. Not applicable.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of December 31, 2017 with respect to compensation plans (other than the Company’s employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights	Number of common stock remaining available for future issuance under stock based compensation plan (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	139,358	$18.98	1,300
Equity compensation plans not approved by stockholders	––	––	––
Total	139,358	$18.98	1,300

(e)         Stock Repurchases. On May 25, 2016 the Board of Directors authorized a continuation of its stock repurchase program pursuant to which the Company may repurchase 5% of its common stock outstanding as of May 25, 2016, or approximately 56,000 shares. There are 14,106 remaining to be requrchases under this repurchase program.

There were no issuer repurchases of securities during the period covered by this Report.

(f)          Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.               Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of West End Indiana Bancshares, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2017 and December 31, 2016 and our results of operations for the years ended December 31, 2017 and 2016. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, indirect automobile loans, commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities and mortgage-backed securities. At December 31, 2017, we had total assets of $299.4 million, total deposits of $227.0 million and total equity of $29.0 million.

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

During recent years, in order to reduce our vulnerability to changes in interest rates and enhance our net interest rate spread, we have increased our acquisitions of indirect automobile loans and commercial and multi-family real estate loans. At December 31, 2017 our indirect automobile loan portfolio had an average life of 2 years 11 months which allows us to reinvest these funds into market-rate loans as interest rates change. Additionally, we sell the majority of our fixed-rate one- to four-family residential real estate loans that we originate. As part of our asset/liability management, we have also increased our core deposits (which we consider to be non-interest bearing and interest bearing checking, money market and statement savings accounts). Finally, we have also employed a strategy to shorten our investment portfolio maturities in recent years.

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

•	Increasing our holdings of loans other than one- to four-family residential real estate loans. While we will continue to emphasize one- to four-family residential real estate loans, we also intend, subject to market conditions, to increase our holdings of indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, other consumer loans and commercial business loans, in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between December 31, 2013 and December 31, 2017, indirect loans and other consumer loans increased $42.1 million, or 67.8%, commercial and multi-family real estate loans increased $21.6 million, or 60.1%, and commercial business loans increased $2.5 million, or 27.0%, and we expect that these loan categories will continue to provide growth opportunities.

 ·

•	Continuing to emphasize the origination of one- to four-family residential real estate loans, while increasing, to the extent practicable, the amount of our adjustable-rate residential mortgage loans. We are and will continue to be a one- to four-family residential real estate lender to borrowers in our market area. As of December 31, 2017, $61.9 million, or 25.4%, of our total loans and 20.7% of our total assets consisted of one- to four-family residential real estate loans, compared to $61.0 million, or 35.1%, of total loans and 24.0% of total assets at December 31, 2013. To the extent practicable under applicable market conditions, we seek to emphasize the origination of adjustable-rate residential mortgage loans for retention in our portfolio.

•	Managing interest rate risk, including following our strategy of selling most of our fixed-rate one- to four-family residential real estate loans into the secondary market, while attempting to maximize, to the extent practicable, our net interest margin. During the last several years, we have taken steps that are intended to increase our net interest margin as well as our ability to manage our interest rate risk in the future. In particular, we have increased our holdings of indirect automobile loans and commercial and multi-family real estate loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family residential real estate loans. We have also reduced the average maturity in our investment securities portfolio. In addition, we perform on an ongoing basis, an asset/liability management analysis to determine the amount of fixed-rates loans to sell, and in recent years, based on these ongoing analyses, we have sold most of our fixed-rate one- to four-family residential real estate loans that we originate, while retaining the servicing rights.

 ·

•	Maintaining strong asset quality. We have sought to build strong asset quality by following conservative underwriting guidelines, sound loan administration, and generally focusing on secured loans located in our market area. Our non-performing assets and troubled debt restructurings totaled $1.1 million or 0.38% of total assets at December 31, 2017. Our total nonperforming loans and troubled debt restructurings to total loans ratio was 0.34% at December 31, 2017. Total loan delinquencies greater than 90 days and non-accrual loans, as of December 31, 2017, were $823,000, or 0.34% of total loans.

•	Executing our cross-marketing strategy, including community outreach programs, to enhance our profile in our market area, increase our relationships with small- to mid-sized businesses and professionals, and build our core deposits. We are seeking to build our demand, NOW, statement savings and money market deposits and seeking to reduce our reliance on borrowings and certificates of deposit for liquidity purposes and to fund loan demand. We believe such core deposits not only have favorable cost and interest rate change resistance but also allow us greater opportunity to connect with our customers and offer them other financial services and products. In recent years, we have grown our core deposits from commercial business customers through our various marketing strategies. Those strategies include our Business Links program (a suite of services provided to small- and mid-sized businesses and professionals in our market area), deposit pick up service, remote capture, mobile banking, enhanced online banking, electronic statements and social media implementation on Facebook, Twitter and LinkedIn. Our school branch program in an elementary school and a high school in Richmond, Indiana provides limited-service branches operated by students as well as financial education classes taught by West End Bank, S.B. employees. Additionally, our new charitable foundation that we established in connection with the conversion and stock offering will provide us continued opportunities to grow our brand recognition in our market area.

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

Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate loans. When we acquire mortgage servicing rights through the origination of mortgage loans and the sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2017, we were servicing loans sold to others totaling $71.6 million. We have elected to initially and subsequently measure the mortgage-servicing rights for residential mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

The key economic assumptions made in determining the fair value of the mortgage servicing rights at December 31, 2017 included the following:

Annual constant prepayment speed (CPR):	10.8%

Weighted average life remaining:	4.08 years

Discount rate used:	5.8%

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage-servicing rights is netted against loan servicing fee income.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Total assets increased $12.3 million, or 4.3%, to $299.4 million at December 31, 2017. The increase was a result of increases in loans, premises and equipment, and loans held for sale, partially offset by decreases in investment securities classified as available for sale and foreclosed real estate held for sale.

Cash and cash equivalents increased $2.7 million, or 35.3%, to $10.3 million at December 31, 2017, based on normal operations and cash flow. Bank-owned life insurance increased to $7.0 million at December 31, 2017 from $6.8 million at December 31, 2016. Securities classified as available for sale decreased $3.4 million, or 14.5%, to $20.3 million at December 31, 2017 from $23.7 million at December 31, 2016 with proceeds from sales and normal cash flow utilized to fund loan growth. Additionally, loans held for sale increased to $2.9 million from $346,000 resulting from timing of loan sales at year end.

Premises and equipment increased $3.0 million to $9.1 million in 2017 from $6.1 million in 2016 due to the construction of administration and operations offices. Other assets increased to $5.4 million at December 31, 2017 from $5.0 million at December 31, 2016. Other real estate owned decreased $2.5 million to $39,000 in 2017 from $2.5 million 2016 due to the sale of a commercial real estate property sold in the fourth quarter of 2017.

Net loans increased $8.2 million, or 3.5%, to $240.9 million at December 31, 2017 from December 31, 2016. Commercial and industrial non-real estate loans decreased $583,000 to $11.6 million from $12.2 million and commercial and multi-family real estate loans increased $7.4 million, or 14.8%, to $57.5 million from $50.1 million. One to four-family residential loans decreased $3.3 million, or 5.0% to $61.9 million from $65.2 million and second mortgages and equity lines of credit increased $878,000, or 15.4%, to $6.6 million from $5.7 million. The most significant growth was the consumer loan portfolio which increased $9.1 million, or 9.5%, to $104.1 million. Included within consumer loans, direct consumer loans increased $2.1 million to $18.0 million, and indirect loans increased $6.9 million to $86.1 million from $79.2 million.

Deposits increased $2.1 million, or 0.9%, to $227.0 million from $224.9 million year to year. Core deposits, including savings, interest bearing and non-interest bearing checking, and money market deposit accounts, increased $3.6 million to $120.1 million at December 31, 2017 from $116.4 million at December 31, 2016. Savings accounts decreased $160,000 or 0.7%, to $21.5 million at December 31, 2017, interest bearing and non-interest bearing checking accounts increased $1.4 million, or 2.5%, to $57.5 million at December 31, 2017 while money market deposit accounts increased $2.4 million, or 6.2% ,to $41.1 million at December 31, 2017 from $38.7 million at December 31, 2016. Certificates of deposit decreased $1.6 million, or 1.4%, to $106.9 million at December 31, 2017 from $108.5 million at December 31, 2016.

Borrowings, which consisted entirely of Federal Home Loan Bank advances, increased $9.5 million, or 29.7%, to $41.5 million at December 31, 2017 from $32.0 million at December 31, 2016.

Total stockholders’ equity increased $827,000, or 2.9%, to $29.0 million at December 31, 2017 from $28.2 million at December 31, 2016. The increase is primarily a reflection of 2017 net income of $578,000, stock based compensation expense of $290,000, ESOP shares earned of $166,000, and increases to accumulated other comprehensive income of $57,000 offset by dividends of $236,000, and stock repurchases of $28,000.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

General. Net income for the year ended December 31, 2017 was $578,000 a decrease of $1.3 million from $1.8 million for the year ended December 31, 2016. Changes to net income resulted primarily from an increase in net interest income of $219,000, a decrease to the provision of income tax expense of $571,000, offset by a decrease in other income of $958,000 an increase in other expenses of $941,000 and an increase to the provision for loan losses of $160,000.

Interest Income. Interest income increased to $14.1 million for 2017 from $13.6 million for 2016. The average balance of total interest earning assets increased $5.8 million, or 2.2% to $269.1 million for the year ended December 31, 2017 from $263.3 million for the year ended December 31, 2016. The average yield on total interest earning assets increased 7 basis points to 5.24% for 2017 from 5.17% for 2016 due to the increased average balance of the loan portfolio partially offset by the decrease in average balance of the lower yielding investment portfolio.

Interest income and fees on loans increased to $13.6 million for 2017 from $13.1 million in 2016. The average yield on loans remained steady at 5.74% for the years ended December 31, 2017 and 2016.

Interest income on investment securities decreased to $390,000 from $435,000 the year ended December 31, 2017 and 2016, respectively, due to a decrease in the average balance. The decrease of $2.9 million to the average balance of investment securities to $22.1 million for the year ended December 31, 2017 from $25.0 million for the year ended December 31, 2016 reflects management’s overall funding strategy for loan growth.

Interest Expense. Interest expense increased $261,000, or 13.6%, to $2.2 million for 2017 from $1.9 million in 2016 reflecting an increase in the average balance of interest bearing liabilities and higher average market interest rates. The average balance of interest bearing deposit accounts increased to $200.7 million for the year ended December 31, 2017 from $199.3 million for the year ended December 31, 2016, and the interest expense on these liabilities also increased $174,000 to $1.7 million for the year ended December 31, 2017.

The average balance of interest bearing demand deposits (savings, checking and money market accounts) increased $5.2 million to $97.0 million for the year ended December 31, 2017 from $91.8 million for the year ended December 31, 2016. The average balance of interest bearing checking accounts increased $1.5 million at December 31, 2017, the average balance of savings accounts increased $1.1 million for the year ended December 31, 2017 and the average balance of money market accounts increased $2.6 million.

Interest expense on certificates of deposit increased $86,000, or 6.8%, to $1.4 million for the year ended 2017 from $1.3 million for 2016. The average balance of certificates of deposit decreased $3.8 million or 3.6%, to $103.7 for 2017 from $107.5 for 2016. Additionally the average interest paid increased as the average rate increased 12 basis point to 1.30% for the year ended December 31, 2017 from 1.18% for the year ended December 31, 2016.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $87,000, or 20.4% to $514,000 for the year ended December 31, 2017 from $427,000 for the year ended December 31, 2016. The average balance of advances increased to $38.2 million for the year ended December 31, 2017 from $30.4 million for the year ended December 31, 2016, the average rate paid decreased 5 basis points to an average rate of 1.35% for the year ended December 31, 2017 from 1.40% for the year ended December 31, 2016. The decrease to the weighted average interest rate reflects $62,000 of interest expense that was capitalized as construction costs.

Net Interest Income. Net interest income increased $219,000, or 1.9%, to $11.9 million for December 31, 2017 from $11.7 million for the year ended December 31, 2016. The increase was due to the increase in interest income on loans of $464,000 to $13.6 million from $13.1 million offset by decreases in securities of $45,000 to $390,000 from $435,000, and increase in interest expense on deposits of $174,000 to $1.7 million from $1.5 million and an increase in the cost of borrowings of $87,000 to $514,000 from $427,000.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Account Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $2.0 million for 2017 and $1.9 million for 2016. The allowance for loan losses was $2.7 million, or 1.13% to total loans outstanding at December 31, 2017, compared to $2.3 million, or 0.97% of total loans outstanding at December 31, 2016. Total nonperforming loans were $823,000, or 0.34% of total loans outstanding at December 31, 2017 compared to $1.3 million, or 0.55% of total loans outstanding at December 31, 2016. Nonperforming loans decreased primarily due to a $2.2 million commercial property that was transferred to foreclosed real estate held for sale and subsequently sold in 2017. The increase to the provision reflected net charge offs and increased loan volume during 2017, and specifically an increase in the indirect automobile segment of the portfolio. The allowance for loan losses as percentage of nonperforming loans increased to 333.5% at December 31, 2017, from 174.6% at December 31, 2016. While non-performing loans declined, the provision for loan losses increase based on management analysis of historical chargeoffs and increased loan volume.

Noninterest Income. Noninterest income decreased $958,000, or 49.1%, to $994,000 for the year ended December 31, 2017, from $2.0 million for the year ended December 31, 2016. The decrease was due in large part to an increase in loss on sale of other assets of $475,000, the decrease in gain on sale of loans of $368,000, and a decrease in the gains on sale of securities of $136,000. As the Company has previously disclosed, in the second quarter of 2017, it was management’s determination that the fair market value on a single commercial property held in foreclosed real estate held for sale had decreased resulting in a write down of $450,000. The same commercial property was sold in the fourth quarter of 2017 with no additional loss taken. Additionally, there was a decrease in the gain on sale of loans due to the decrease in the level of SBA loans sold in 2017 as compared to 2016.

Noninterest Expense. Noninterest expense increased $941,000, or 10.5%, to $9.9 million for the year ended December 31, 2017 from $9.0 million for the year ended December 31, 2016. The increase was due to increases in professional fees of $301,000, foreclosed real estate and repossession expenses of $308,000 and salaries and employee benefits of $200,000. Professional fees increased due to legal and information technology consulting fees of $233,000. Expenses related to foreclosed real estate increased due to additional expenses recorded in relation to maintenance of a commercial property (discussed above) that was sold in the fourth quarter of 2017. Salaries and employee benefits increased due to normal cost of living and merit increases, and other employee benefit programs.

Income tax expense. We recorded $379,000 of income tax expense for the year ended December 31, 2017 compared to $950,000 for the year ended December 31, 2016, reflecting the decrease in pretax income offset by $102,000 of expense related to the remeasurement of certain deferred tax assets and liabilities due to the Tax Cuts and Jobs Act. Our effective tax rate was 39.6% for the year ended December 31, 2017, compared to 34.0% for the year ended December 31, 2016.

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

	For the Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:

Loans	$236,507	$13,569	5.74%	$228,328	$13,104	5.74%	$208,602	$12,132	5.82%
Investment securities	22,106	390	1.76	25,023	435	1.74	36,099	673	1.86
Other interest-earning assets	10,523	134	1.27	9,970	74	0.74	9,824	69	0.70
Total interest-earning assets	269,136	14,093	5.24	263,321	13,613	5.17	254,525	12,874	5.06

Noninterest-earning assets	24,808			18,237			14,349
Total assets	$293,944			$281,558			$268,874

Liabilities and equity:
Interest-bearing liabilities:
Checking	$34,380	57	0.17	$32,869	45	0.14	$30,423	39	0.13
Money Market	41,139	196	0.48	38,543	151	0.39	40,389	159	0.39
Savings	21,501	56	0.26	20,439	25	0.12	17,265	22	0.13
Certificates and other time deposits	103,651	1,351	1.30	107,484	1,265	1.18	101,386	1,061	1.05
Total interest-bearing deposits	200,671	1,660	0.83	199,335	1,486	0.75	189,463	1,281	0.68

FHLB advances	38,175	514	1.35	30,418	427	1.40	29,340	462	1.57
Total interest-bearing liabilities	238,846	2,174	0.91	229,753	1,913	0.83	218,803	1,743	0.80

Noninterest-bearing demand deposits	24,302			21,757			18,661
Other noninterest-bearing liabilities	2,000			1,382			1,473
Total liabilities	265,148			252,892			238,937

Total equity	28,796			28,666			29,937
Total liabilities and equity	$293,944			$281,558			$268,874

Net interest income		$11,919			$11,700			$11,131
Interest rate spread			4.33%			4.34%			4.26%
Net interest margin			4.43%			4.44%			4.37%
Average interest-earning assets to average interest-bearing liabilities			112.68%			114.61%			116.33%

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

	Years Ended December 31, 2017 vs. 2016			Years Ended December 31, 2016 vs. 2015
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest income:
Loans receivable	$469	$(4)	$465	$1,134	$(162)	$972
Investment securities	(51)	6	(45)	(195)	(43)	(238)
Other interest-earning assets	4	56	60	1	4	5
Total	422	58	480	940	(201)	739

Interest expense:
Deposits	10	164	174	69	136	205
FHLB advances	105	(18)	87	17	(52)	(35)
Total	115	146	261	86	84	170
Increase (decrease) in net interest income	$307	$(88)	$219	$854	$(285)	$569

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

The table below sets forth, as of December 31, 2017 and 2016, the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. In the below table, “12 Month Horizon” and “24 Month Horizon” represent the assumed length of time for which the designated immediate change in the interest rate would remain effective. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	At December 31,
	2017	2016
Change in Interest Rates (basis points)	Net Interest Change as a Percentage of Net Interest Income
12 Month Horizon
+400	(7.98)%	(9.70)%
+300	(1.06)%	(3.12)%
+200	(0.51)%	(2.41)%
+100	0.00%	(1.76)%
0	0.33%	(1.32)%
-100	(0.08)%	(1.58)%

24 Month Horizon
+400	(10.49)%	(13.16)%
+300	(7.96)%	(9.52)%
+200	(4.65)%	(7.03)%
+100	(1.67)%	(4.95)%
0	0.57%	(3.72)%
-100	0.59%	(4.34)%

The table above indicates that at December 31, 2017, in the event of a 200 basis point increase in interest rates, assuming a 12 month horizon, our net interest income would decline 0.51%. In the event of a 100 basis point decrease in interest rates, assuming a 12 month horizon, our net interest income would decline by 0.08%. A rising rate environment over a 24-month period shows even less favorable decreases to our net interest income than the correlating rate change over a 12-month period.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.6 million and $5.7 million for 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $10.2 million and $18.2 million for 2017 and 2016, respectively. The 2017 period reflected a net change in loans of $9.5 million while the 2016 period reflected a net change in loans of $18.6 million. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts was $11.3 million and $13.3 million for 2017 and 2016, respectively, resulting from our strategy of growing our certificate of deposit accounts and a general growth in all core deposit categories resulting from customers seeking the relative stability of insured accounts in the uncertain economic environment.

At December 31, 2017, we exceeded all of our regulatory capital and well capitalized requirements with a Tier 1 (core) capital level of $28.5 million, or 9.6% of adjusted total assets, which is above the required regulatory capital level of $11.8 million, or 4.0% and well capitalized level of $14.8 million, or 5.0%; and total risk-based capital of $31.3 million, or 13.0% of risk-weighted assets, which is above the required level of $19.2 million, or 8.0% and well capitalized level of $24.0 million, or 10%. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2017, we had outstanding commitments to originate loans of $18.9 million and stand-by letters of credit of $13.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2017 totaled $44.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 8.              Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

West End Indiana Bancshares, Inc.

Consolidated Financial Statements

December 31, 2017 and 2016

West End Indiana Bancshares, Inc.

As of December 31, 2017 and 2016
and Years Ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

West End Indiana Bancshares, Inc.

Richmond, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of West End Indiana Bancshares, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

BKD, LLP

We have served as the Company’s auditor since 2010.

Indianapolis, Indiana
March 30, 2018

West End Indiana Bancshares, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

Assets
Cash and due from banks	$1,588,203	$2,039,032
Interest-bearing demand deposits	8,757,619	5,610,324
Cash and cash equivalents	10,345,822	7,649,356
Investment securities available for sale	20,296,672	23,727,778
Loans held for sale	2,877,012	346,409
Loans, net of allowance for loan losses of $2,744,684 and $2,276,679	240,858,812	232,649,433
Premises and equipment	9,127,886	6,111,527
Federal Home Loan Bank stock	2,435,700	1,328,900
Interest receivable	1,103,553	1,036,536
Bank-owned life insurance	6,959,909	6,783,218
Foreclosed real estate held for sale	39,375	2,502,589
Other assets	5,369,094	4,968,194

Total assets	$299,413,835	$287,103,940

Liabilities and Equity

Liabilities
Deposits	$226,980,788	$224,897,992
Federal Home Loan Bank advances	41,500,000	32,000,000
Interest payable	105,709	82,137
Other liabilities	1,797,971	1,921,413
Total liabilities	270,384,468	258,901,542

Commitments and Contingencies

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	854,526	660,957

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,066,858 and 1,064,582	10,668	10,646
Additional paid in capital	6,062,163	5,690,352
Retained earnings	24,029,397	23,687,416
Unearned employee stock ownership plan (ESOP)	(784,560)	(840,600)
Accumulated other comprehensive loss	(288,301)	(345,416)

Total stockholders’ equity	29,029,367	28,202,398

Less maximum cash obligation related to ESOP shares	(854,526)	(660,957)

Total stockholders’ equity less maximum cash obligation related to ESOP shares	28,174,841	27,541,441

Total liabilities and stockholders’ equity	$299,413,835	$287,103,940

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Income

Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016

Interest and Dividend Income
Loans receivable, including fees	$13,568,859	$13,104,478
Investment securities	390,189	435,075
Other	134,528	73,912
Total interest income	14,093,576	13,613,465

Interest Expense
Deposits	1,660,209	1,486,252
Federal Home Loan Bank advances	513,879	427,312
Total interest expense	2,174,088	1,913,564

Net Interest Income	11,919,488	11,699,901
Provision for loan losses	2,021,000	1,861,281
Net Interest After Provision for Loan Losses	9,898,488	9,838,620

Other Income
Service charges on deposit accounts	701,679	652,764
Loan servicing income, net	81,016	148,304
Debit card income	369,198	354,802
Gain on sale of loans	370,578	738,650
Net realized gains on sales of available-for-sale securities (includes $0, and $135,336 respectively, related to accumulated other comprehensive earnings reclassifications)	-	135,336
Gain on cash surrender value of life insurance	176,691	164,208
Gain (loss) on sale and writedowns of other assets	(719,341)	(244,138)
Other income	13,986	2,051
Total other income	993,807	1,951,977

Other Expense
Salaries and employee benefits	5,221,524	5,021,359
Net occupancy	583,727	572,903
Data processing fees	465,315	389,007
Professional fees	726,510	425,132
Director expenses	115,197	141,660
Advertising	290,961	264,668
ATM charges	246,459	288,882
Postage and courier	244,356	232,446
FDIC insurance premiums	166,500	187,500
Software Expense	245,638	188,183
Foreclosed real estate and repossession expense	567,202	259,277
Other expenses	1,061,658	1,022,644
Total other expenses	9,935,047	8,993,661

Income Before Income Tax	957,248	2,796,936
Income tax expense (includes $0 and $53,607, respectively, related to income tax expense from reclassification items)	379,424	949,862

Net Income	$577,824	$1,847,074
Earnings Per Share
Basic	$0.59	$1.83
Diluted	0.56	1.79
Dividends Per Share	0.24	0.24

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016

Net income	$577,824	$1,847,074
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $35,937 and ($69,130).	57,115	(105,478)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0 and $53,607	0	81,729
	57,115	(187,207)
Comprehensive income	$634,939	$1,659,867

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2017 and 2016

	Common Stock					Accumulated Other	Maximum Cash	Total
	Shares Outstanding	Amount	Additional Paid- In Capital	Retained Earnings	Unearned ESOP Shares	Comprehensive Income (Loss)	Obligation Related to ESOP Shares	Stockholder's Equity
Balances at January 1, 2016	1,106,476	$11,065	$6,367,059	$22,081,030	$(896,640)	$(158,209)	$-	$27,404,305
Net income	-	-	-	1,847,073	-	-	-	$1,847,074
Other comprehensive loss	-	-	-	-	-	(187,207)	-	$(187,207)
ESOP shares earned	-	-	79,857	-	56,040	-	-	$135,897
Change related to ESOP shares							(660,957)	$(660,957)
Stock Based Compensation Expense	-	-	289,194	-	-	-	-	$289,194
Shares Repurchased	(41,894)	(419)	(1,045,758)	-	-	-	-	$(1,046,177)
Cash dividends ($0.24) per share	-	-	-	(240,687)	-	-	-	(240,688)

Balances at December 31, 2016	1,064,582	10,646	5,690,352	23,687,416	(840,600)	(345,416)	(660,957)	27,541,441
Net income	-	-	-	577,824	-	-	-	577,824
Other comprehensive income	-	-	-	-	-	57,115	-	57,115
ESOP shares earned	-	-	110,656	-	56,040	-	-	166,696
Change related to ESOP shares							(193,569)	(193,569)
Stock Based Compensation Expense	-	-	289,608	-	-	-	-	289,608
Shares Repurchased	(972)	(10)	(28,421)	-	-	-	-	(28,431)
Shares Issued	3,248	32	(32)					-
Cash dividends ($0.24) per share	-	-	-	(235,843)	-	-	-	(235,843)
Balances at December 31, 2017	1,066,858	$10,668	$6,062,163	$24,029,397	$(784,560)	$(288,301)	$(854,526)	$28,174,841

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2017 and 2016

	Years Ended December 31,
	2017	2016

Operating Activities
Net income	$577,824	$1,847,074
Items not requiring (providing) cash
Provision for loan losses	2,021,000	1,861,281
Depreciation and amortization	303,510	291,341
Deferred income taxes	96,945	83,313
Investment securities amortization, net	324,133	332,838
Investment securities gains	-	(135,336)
Gain on loans sold	(370,578)	(738,650)
Loss on other assets	719,341	244,138
ESOP shares earned	166,696	135,897
Stock based compensation	289,608	289,194
Loan originated for sale	(15,467,476)	(14,697,998)
Proceeds on loan sold	13,226,078	16,813,293
Net change in
Interest receivable	(67,017)	43,339
Interest payable	23,572	6,725
Cash surrender value of life insurance	(176,691)	(164,209)
Other adjustments	(105,400)	(523,982)
Net cash provided by operating activities	1,561,545	5,688,258

Investing Activities
Purchases of securities available for sale	(1,016,563)	(10,619,965)
Proceeds from maturities of securities available for sale	4,216,587	4,209,332
Proceeds from sales of securities available for sale	-	10,276,310
Purchase of FHLB stock	(1,106,800)	(5,900)
Net change in loans	(9,462,803)	(18,567,736)
Purchase of premises and equipment	(3,737,772)	(2,273,749)
Proceeds from sale of foreclosed real estate and repossessions	923,750	112,322
Purchase of bank owned life insurance	-	(1,340,000)
Net cash used in investing activities	(10,183,601)	(18,209,386)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	3,642,252	9,703,025
Net change in certificates of deposit	(1,559,456)	(83,101)
Repurchased shares	(28,431)	(1,046,177)
Repayment of FHLB advances	(29,000,000)	(45,000,000)
Proceeds from FHLB advances	38,500,000	50,000,000
Cash dividends	(235,843)	(240,688)
Net cash provided by financing activities	11,318,522	13,333,059

Net Change in Cash and Cash Equivalents	2,696,466	811,931

Cash and Cash Equivalents, Beginning of Period	7,649,356	6,837,425

Cash and Cash Equivalents, End of Period	$10,345,822	$7,649,356

Additional Cash Flows Information
Interest paid	$2,150,516	$1,908,597
Income tax paid	673,909	1,057,000
Assets acquired in settlement of loans	1,098,971	1,974,589
Sale and financing of foreclosed assets	1,889,878	58,373

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

Years Ended December 31, 2017 and 2016

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2017 and 2016, cash equivalents consisted primarily of interest bearing demand deposits.

The Bank is required to maintain reserve funds in cash and/or deposit with the Federal Reserve Bank as of December 31, 2017 of $15,000.

At December 31, 2017, the Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $7,258,000. This amount included $2,835,000 held at the Federal Home Loan Bank and $4,423,000 held at the Federal Reserve Bank, which are not federally insured.

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

Years Ended December 31, 2017 and 2016

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Years Ended December 31, 2017 and 2016

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding.

Note 2:	Securities

The amortized cost and approximate fair values of securities are as follows:

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$2,019	$-	$(67)	$1,952
Mortgage-backed securities - GSE residential	18,757	2	(414)	18,345
Total available for sale	$20,776	$2	$(481)	$20,297

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$2,021	$-	$(167)	$1,854
Mortgage-backed securities - GSE residential	22,278	20	(424)	21,874
Total available for sale	$24,299	$20	$(591)	$23,728

The amortized cost and fair value of securities available for sale at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017
	Amortized Cost	Fair Value

After ten years	2,019	1,952
Mortgage-backed securities - GSE residential	18,757	18,345
Totals	$20,776	$20,297

Securities pledged at December 31, 2017 and 2016 totaled $13,473,000 and $911,000.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Activities related to the sales of securities available for sale for the years ended December 31, 2017 and 2016 are summarized as follows:

	2017	2016

Proceeds from sales of available-for sale securities	$-	$10,276

Gross gains on sales	-	143

Gross losses on sales	-	8

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2017 and 2016 was $19,627,000 and $20,024,000 which is approximately 97% and 84% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at December 31, 2017 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$-	$-	$1,952	$(67)	$1,952	$(67)
Mortgage-backed securities - GSE residential	4,644	(40)	13,031	(374)	17,675	(414)
	$4,644	$(40)	$14,983	$(441)	$19,627	$(481)

Securities with unrealized losses at December 31, 2016 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$1,854	$(167)	$-	$-	$1,854	$(167)
Mortgage-backed securities - GSE residential	13,249	(292)	4,921	(132)	18,170	(424)
	$15,103	$(459)	$4,921	$(132)	$20,024	$(591)

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Note 3:	Loans and Allowance

Categories of loans include:

	December 31,
	2017	2016

Commercial	$11,572	$12,155
Real estate loans
Residential	61,885	65,160
Commercial and multi-family	57,485	50,070
Construction	2,093	6,906
Second mortgages and equity lines of credit	6,594	5,716
Consumer loans
Indirect	86,109	79,214
Other	17,978	15,821
	243,716	235,042
Less
Net deferred loan fees, premiums and discounts	112	116
Allowance for loan losses	2,745	2,277

Total loans	$240,859	$232,649

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following presents by portfolio class, the activity in the allowance for loan losses for the years ended December 31, 2017 and 2016:

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$247	$329	$670	$-	$-	$1,031	$2,277
Provision for losses	185	(66)	315	2	19	1,566	2,021
Recoveries on loans	9	3	—	—	—	210	222
Loans charged off	(138)	(75)	(99)	—	(9)	(1,454)	(1,775)

Balance, end of year	$303	$191	$886	$2	$10	$1,353	$2,745

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$44	$390	$749	$3	$11	$996	$2,193
Provision for losses	257	90	274	(3)	(11)	1,254	1,861
Recoveries on loans	—	8	—	—	—	114	122
Loans charged off	(54)	(159)	(353)	—	—	(1,333)	(1,899)

Balance, end of year	$247	$329	$670	$-	$-	$1,031	$2,277

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio class and impairment method as of December 31, 2017 and December 31, 2016:

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$303	$191	$886	$2	$10	$1,353	$2,745
Individually evaluated for impairment	214	-	556	-	-	-	770
Collectivity evaluated for impairment	89	191	330	2	10	1,353	1,975
Loans:
Ending balance	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716
Individually evaluated for impairment	814	-	1,605	-	-	-	2,419
Collectivity evaluated for impairment	10,758	61,885	55,880	2,093	6,594	104,087	241,297

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2017 and December 31, 2016:

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$10,601	$61,561	$52,873	$2,093	$6,594	$104,087	$237,809
Watch	157	––	992	—	—	—	1,149
Special Mention	––	324	2,015	—	––	—	2,339
Substandard	814	––	1,605	—	—	––	2,419
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––

Total	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$8,531	$65,160	$45,618	$6,906	$5,716	$95,035	$226,966
Watch	––	––	––	—	—	—	––
Special Mention	––	––	2,799	—	––	—	2,799
Substandard	3,624	––	1,653	—	—	––	5,277
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––

Total	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042

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

Years Ended December 31, 2017 and 2016

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

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents the Bank’s loan portfolio aging analysis as of December 31, 2017 and December 31, 2016:

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$10	$378	$-	$-	$57	$1,536	$1,981
60-89 days past due	-	18	39	-		472	529
Greater than 90 days and accruing	-	149	8	-		666	823
Total past due	10	545	47	-	57	2,674	3,333
Current	11,562	61,340	57,438	2,093	6,537	101,413	240,383
Total loans	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716

Nonaccrual loans	$-	$115	$8	$-	$-	$-	$123
Past due 90 days and accruing	-	34	-	-	-	666	700
Total	$-	$149	$8	$-	$-	$666	$823

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$7	$322	$-	$-	$8	$1,111	$1,448
60-89 days past due	-	93	-	-	10	396	499
Greater than 90 days and accruing	-	289	257	-	18	728	1,292
Total past due	7	704	257	-	36	2,235	3,239
Current	12,148	64,456	49,813	6,906	5,680	92,800	231,803
Total loans	$12,155	$65,160	$50,070	$6,906	$5,716	$95,035	$235,042

Nonaccrual loans	$-	$230	$257	$-	$-	$-	$487
Past due 90 days and accruing	-	71	-	-	18	728	817
Total	$-	$301	$257	$-	$18	$728	$1,304

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2017 and December 31, 2016:

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$76	$-	$812	$-	$-	$-	$888
Unpaid principal balance	76	-	812	-	-	-	888
Impaired loans with a specific allowance:
Recorded investment	738	-	793	-	-	-	1,531
Unpaid principal balance	738	-	793	-	-	-	1,531
Specific allowance	214	-	556	-	-	-	770
Total impaired loans:
Recorded investment	814	-	1,605	-	-	-	2,419
Unpaid principal balance	814	-	1,605	-	-	-	2,419
Specific allowance	214	-	556	-	-	-	770

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
Impaired loans without a specific allowance:
Recorded investment	$114	$-	$731	$-	$-	$-	$845
Unpaid principal balance	114	-	731	-	-	-	845
Impaired loans with a specific allowance:
Recorded investment	3,510	-	922	-	-	-	4,432
Unpaid principal balance	3,510	-	922	-	-	-	4,432
Specific allowance	225	-	55	-	-	-	280
Total impaired loans:
Recorded investment	3,624	-	1,653	-	-	-	5,277
Unpaid principal balance	3,624	-	1,653	-	-	-	5,277
Specific allowance	225	-	55	-	-	-	280

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for years ended December 31, 2017 and 2016:

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$1,409	$––	$1,758	$––	$––	$––	$3,167
Interest income recognized	87	––	91	––	––	––	178
Interest income recognized on a cash basis	––	––	––	––	––	––	––

		December 31, 2016
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$725	$––	$2,170	$––	$––	$––	$2,895
Interest income recognized	7	––	3	––	––	––	10
Interest income recognized on a cash basis	––	––	––	––	––	––	––

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

During the year ended December 31, 2017, there was one new restructuring classified as TDR. The loan balance at December 31, 2017 was $738,000 with a pre-modification recorded balance and a post modification recorded balance of $738,000. Modifications include continuation of interest only payment for a six month time period on $738,000 TDR balance and deferment of principal payments. During the year ended December 13, 2016 there were no new restructuring classified as TDR’s. No loans restructured during the last twelve months defaulted during the year ended December 31, 2017.

At December 31, 2017 and 2016, the balance of real estate owned included $0 and $103,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.

At December 31, 2017 and 2016, there were $126,000 and $293,000, respectively, of residential real estate loans in process of foreclosure.

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2017	2016

Land	$1,247	$1,053
Buildings and improvements	8,304	3,375
Furniture and equipment	2,045	1,232
Construction in progress	-	2,791
Software	501	326
Total cost	12,097	8,777
Accumulated depreciation and amortization	(2,969)	(2,665)
Net	$9,128	$6,112

Note 5:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage-servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others were $71,626,000 and $69,605,000 at December 31, 2017 and 2016, respectively.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following summarizes the activity in mortgage servicing measured using the fair value method for the periods ended December 31, 2017 and 2016:

	2017	2016

Fair value at the beginning of the period	$719	$646
Servicing rights recorded on sale of loans	104	95
Change in fair value due to payments	(85)	(78)
Other changes in valuation inputs or assumptions	(7)	56

Fair value at the end of the period	$731	$719

The fair value is estimated using a valuation model that calculates the present value of the future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. The valuation model uses a discounted cash flow methodology.

The following summarizes the key economic assumptions used in determining the fair value of the mortgage-servicing rights at December 31, 2017 and 2016:

	December 31,
	2017	2016

Weighted-average constant prepayment rate	10.8%	10.3%
Weighted-average discount rate	5.8%	5.9%
Weighted expected loan servicing (years)	4.08	4.13

Note 6:	Deposits

	December 31
	2017	2016

Noninterest-bearing	$24,659	$22,154
Checking	32,838	33,921
Money market	41,076	38,695
Savings	21,489	21,649
Certificates and other time deposits more than $250,000	18,768	19,732
Other certificates and time deposits	88,151	88,747

Total deposits	$226,981	$224,898

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

At December 31, 2017, the scheduled maturities of time deposits are as follows:

2017

2018	$44,449
2019	36,980
2020	17,219
2021	4,075
2022	4,196

$106,919

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $41,500,000 and $32,000,000 at December 31, 2017 and 2016, respectively. At December 31, 2017, an advance of $5,000,000 maturing in 2022 is subject to a one-time call option as of January 27, 2020. The Federal Home Loan Bank advances are secured by mortgage loans totaling $70,425,000 at December 31, 2017. Advances, at interest rates from 1.00% to 1.95% are subject to restrictions or penalties in the event of prepayment.

Maturities of Federal Home Loan Bank advances were as follows at December 31, 2017:

2017

2018	$10,000
2019	10,500
2020	7,000
2021	4,000
2022	10,000

$41,500

Note 8:	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Indiana. With a few exceptions, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2014.

	2017	2016

Income tax expense
Currently payable
Federal	$198	$687
State	84	180
Deferred
Federal	122	75
State	(25)	8

Total income tax expense	$379	$950

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	325	951
Effect of state income taxes	39	124
Tax-exempt interest	(16)	(46)
Cash surrender value of life insurance	(60)	(56)
Change in Valuation Allowance	(60)	-
Effect of Tax Cuts and Job Acts	102	-
Other	49	(23)

Actual tax expense	$379	$950
Effective tax rate	40.0%	34.0%

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

	2017	2016
Assets
Allowance for loan losses	$376	$329
Accrued compensation	162	273
Charitable contributions	1	51
Other real estate owned	-	40
Securities available for sale	125	226
Other	51	-
Total assets	715	919

Liabilities
State income tax	(31)	(42)
Depreciation	(146)	(48)
FHLB stock	(13)	(20)
Mortgage-servicing rights	(193)	(283)
Other	-	(1)
Total liabilities	(383)	(394)
Net deferred tax asset before valuation allowance	332	525

Valuation allowance
Beginning balance	(60)	(60)
(Increase) decrease during the period	60	––
Ending balance	0	(60)
Net deferred tax assets	$332	$465

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, as well as other changes. As a result of enactment of the legislation, the Company incurred additional one-time income tax expense of $102,000 during the fourth quarter of 2017, primarily related to the remeasurement of certain deferred tax assets and liabilities. Included in this additional one-time income tax expense of $102,000 is income tax expense of $65,000 related to the adjustment of the deferred tax asset for net unrealized losses on available-for-sale securities.

During 2017, the remaining 2012 charitable contribution carryover expired, with a portion of the carryover not being recognized for income tax purposes. As a result, the Company has relieved the related valuation allowance, established in 2012, for the expired deferred tax asset.

Retained earnings at December 31, 2017 and 2016 include approximately $3,136,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $659,000, and $1,066,000 for the years ended December 31, 2017 and 2016 respectively.

The tax expense applicable to realized securities gains for years ended December 31, 2017 and 2016 was $0 and $54,000, respectively.

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

Financial instruments whose contract amount represents credit risk as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016

Commitments to extend credit	$18,926	$13,837
Standby letters of credit	13,045	461

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2017 and 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2017, the most recent notification from the Department of Financial Institutions, State of Indiana, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2017
Total capital [1] (to risk-weighted assets)	$31,252	13.0%	$19,224	8.0%	$24,030	10.0%
Tier I capital [1] (to risk-weighted assets)	28,507	11.9%	14,418	6.0%	19,224	8.0%
Common Equity Tier I capital [1] (to risk-weighted assets)	28,507	11.9%	10,814	4.5%	15,620	6.5%
Tier I capital [1] (to average assets)	28,507	9.6%	11,840	4.0%	14,800	5.0%

2016
Total capital [1] (to risk-weighted assets)	$29,695	13.2%	$18,032	8.0%	$22,540	10.0%
Tier I capital [1] (to risk-weighted assets)	27,418	12.2%	13,524	6.0%	18,032	8.0%
Common Equity Tier I capital [1] (to risk-weighted assets)	27,418	12.2%	10,143	4.5%	14,651	6.5%
Tier I capital [1] (to average assets)	27,418	9.6%	11,450	4.0%	14,312	5.0%

1 As defined by regulatory agencies

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions, paid over the comparable time period. At December 31, 2017 approximately $921,000 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 11:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Effective January 1, 2012, the Company elected the Safe Harbor provisions provided by the Internal Revenue Code. Under this plan employees may contribute up to 50% of their compensation in 1% increments with the Company matching 100% of the employee’s contribution on the first 3% and 50% of the next 2% of the employee’s compensation. Employer contributions charged to expense were $107,000 and $95,000 for the years ended December 31, 2017 and December 31, 2016.

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

3.	If the Company chooses to stop participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Pension expense related to this plan was $97,000 and $90,000 for the years ended December 31, 2017 and 2016. Funding status of the plan as of the beginning of the plan years for 2017 and 2016 (July 1st) was 100.07% and 100.70% respectively.

The Company’s contributions for the years ending December 31, 2017 and 2016 were $98,000 and $92,000, respectively. Total contributions to the Pentegra Plan were $153,186,000 and $163,138,000 for the plan years ended June 30, 2017 and 2016, respectively. The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan. There have been no significant changes that affect the comparability of the 2017 and 2016 contributions.

During 2016, the Company entered into a salary continuation agreement with three executive officers that provides supplemental retirement benefits. The Company recognized expense for these agreements totaling $88,000, and $43,000 during the years ended December 31, 2017 and 2016

The Company executed a nonqualified benefit plan covering certain directors on January 1, 2000. The plan features deferred compensation benefits for 120 months following retirement for each director.

During 2004, the Board of Directors approved a proposal to include secular trusts as part of the nonqualified benefit plan. The same costs that would be recognized under a noncontributory plan are now contributed to secular trusts in the name of each director. In addition, the tax impact of the contributions to the individual participants is also being recognized as a cost of the retirement plan. Consequently, the plan was funded at the date of conversion. Retirement plan costs recognized for the years ended December 31, 2017 and 2016 were $8,000 and $56,000 respectively, due to director’s retirement being fully funded in 2017.

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the years ended December 31, 2017 and 2016 were $289,000.

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2017	136,550	$18.99
Granted	-	-
Exercised	(8,400)	18.95
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2017	128,150	$19.00	5.7
Exercisable options outstanding at December 31, 2017	92,790	$18.81	5.5

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2016	125,550	$18.77
Granted	11,000	21.50
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2016	136,550	$18.99	6.7
Exercisable options outstanding at December 31, 2016	73,430	$18.76	6.5

As of December 31, 2017 and 2016, the Company had $56,000 and $136,000, respectively, of unrecognized compensation expense related to stock options. Exercisable options vested in the year ended December 31, 2017 and 2016 were 27,760 and 25,560 respectively. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the years ended December 31, 2017 and 2016 was $79,000. The total intrinsic value of the exercisable options at December 31, 2017 and 2016 was $935,000 and $1,119,000 respectively. The total intrinsic value of options as of December 31, 2017 and 2016 was $1,271,000 and $2,049,000, respectively. The intrinsic value of options exercised in 2017 was $84,000. No options were exercised in 2016.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2017	22,416	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at December 31, 2017	11,208	$18.75

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

As of December 31, 2017 and 2016, the Company had $97,000 and $307,000, respectively of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the years ended December 31, 2017 and 2016 was $210,000.

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

ESOP expense for the years ended December 31, 2017 and 2016 was $167,000 and $136,000.

	December 31,
	2017	2016

Allocated shares	30,326	27,187
Unearned shares	78,456	84,060
Total ESOP shares	108,782	111,247

Fair value of unearned shares at December 31	$2,267	$2,858

At December 31, 2017 and 2016, the fair value of the 30,326 and 27,187 allocated shares held by the ESOP was $876,000 and $924,000, respectively, based on the quoted per share price of $28.89 and $34.00 at December 31, 2017 and 2016, respectively.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to purchase such shares at their fair market value based on the most recent valuation report any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The allocated shares held by the ESOP and the outstanding shares held by former employees subject to the repurchase option totaled 30,519 and 28,989 at December 31, 2017 and 2016. At December 31, 2017, the 30,519 shares had a fair value of $855,000 ($28.00 per share based on the most recent valuation report) and have been classified as mezzanine capital. At December 31, 2016, the 28,989 shares had a fair value of $661,000 ($22.80 per share based on the most recent valuation report) and have been classified as mezzanine capital.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

	December
	2017	2016

Net Income	$578	$1,847
Allocated to participating securities	(10)	(51)
Net income allocated to common stockholders	$568	$1,796

Weighted average common shares outstanding, gross	1,066,637	1,097,346
Less: Average unearned ESOP shares and participating securities	(98,153)	(114,733)
Weighted average common shares outstanding, net	968,484	982,613
Effect of diluted based awards	43,647	21,380
Weighted average shares and common stock equivalents	1,012,131	1,003,993

Income per common share:
Basic	$0.59	$1.83
Diluted	$0.56	$1.79

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	-

Note 15:	Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2017 and 2016 was $2,020,000 and $2,016,000, respectively.

Annual activity consisted of the following:

	2017	2016

Balance, beginning of year	$2,016	$1,618
New loans	472	197
Change in composition	(52)	940
Repayments	(416)	(739)
Balance, end of year	$2,020	$2,016

Deposits from related parties held by the Bank at December 31, 2017 and 2016 totaled $497,000 and $567,000 respectively.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Years Ended December 31, 2017 and 2016

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016:

		2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$1,952	$—	$1,952	$—
Mortgage-backed securities - GSE residential	18,345	—	18,345	—
Mortgage-servicing rights	731	—	—	731

		2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Municipal bonds	$1,854	$—	$1,854	$—
Mortgage-backed securities - GSE residential	21,874	—	21,874	—
Mortgage-servicing rights	719	—	—	719

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Mortgage-Servicing Rights
	2017	2016

Balances, January 1	$719	$646
Total unrealized gains (losses) included in net income	(7)	56
Additions (rights recorded on sale of loans)	104	95
Settlements (payments)	(85)	(78)

Balances, December 31	$731	$719

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$761	$—	$—	$761

		2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,152	$—	$—	$4,152

Foreclosed real estate held for sale	$600	$—	$—	$600

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$761	Comparative sales based on independent appraisals	Marketability Discount	12.0% - 50.0%

Mortgage-servicing rights	$731	Discounted Cash Flow	Discount rate	5.3% -6.0% (5.8%)
			Conditional prepayment rate	10.7% - 12.3% (10.8%)
			Expected loan servicing years	1.9 – 4.5 (4.1)

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$4,152	Comparative sales based on independent appraisals	Marketability Discount	32.0%

Foreclosed real estate held for sale	$600	Based on independent appraisals	Marketability Discount	2.0%

Mortgage-servicing rights	$719	Discounted Cash Flow	Discount rate	5.3% -6.1% (5.9%)
			Conditional prepayment rate	8.7% - 10.9% (10.3%)
			Expected loan servicing years	2.4 – 4.5 (4.1)

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016.

	December 31, 2017
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$10,346	$10,346	$––	$—
Loans held for sale	2,877	––	2,877	—
Loans, net	240,859	—	––	242,133
Federal Home Loan Bank stock	2,436	—	2,436	—
Interest receivable	1,103	—	1,103	—

Financial liabilities
Deposits	226,981	120,061	106,999	—
Federal Home Loan Bank advances	41,500	—	41,553	—
Interest payable	106	—	106	—

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	December 31, 2016
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$7,649	$7,649	$––	$—
Loans held for sale	346	––	346	—
Loans, net	232,649	—	––	234,018
Federal Home Loan Bank stock	1,329	—	1,329	—
Interest receivable	1,037	—	1,037	—

Financial liabilities
Deposits	224,898	116,419	108,416	—
Federal Home Loan Bank advances	32,000	—	31,923	—
Interest payable	82	—	82	—

Note 17:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2017	2016
Assets
Cash and due from banks	$719	$984
Investment in subsidiary	28,218	27,072
Other assets	92	146

Total assets	$29,029	$28,202

Liabilities and Stockholders' Equity
Liabilities	-	-
Redeemable common stock held by ESOP	855	661
Total stockholders' equity less maximum cash obligation related to ESOP shares	28,174	27,541

Total liabilities and stockholders’ equity	$29,029	$28,202

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Income and Comprehensive Income

	2017	2016
Income
Dividends from subsidiary	$-	$1,900
Other income	4	2
Total Income	4	1,902

Expenses
Other expenses	330	308

Income Before Income Tax and Equity in Undistributed Income of Subsidiary	(326)	1,594

Income Tax Benefit	124	112

Income Before Equity in Undistributed Income of Subsidiary	(202)	1,706

Undistributed Income of subsidiary	780	141

Net Income	$578	$1,847

Comprehensive Income	$635	$1,660

Condensed Statements of Cash Flows

	2017	2016
Operating Activities
Net income	$578	$1,847
Adjustments to reconcile net income to net cash used in operating activities	(559)	(1,843)
Net cash used in operating activities	19	4

Investing Activities
Investment in Bank	(20)	(22)
Dividends from subsidiary	-	1,900
Net cash provided by (used in) investing activities	(20)	1,878

Financing Activities
Dividends paid	(236)	(241)
Repurchased shares	(28)	(1,046)
Net cash used in investing activities	(264)	(1,287)

Net Change in Cash and Due From Banks	(265)	595

Cash and Due From Banks at Beginning of Year	984	389

Cash and Due From Banks at End of Year	$719	$984

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods with that reporting period, as deferred by ASU 2015-14. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within the reporting period. The Company utilized a 5 step model to analyze and review the appropriate actions within his ASU and it was determined the ASU did not have a significant effect on the Company’s consolidated financial statements.

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

In January 2016, FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.   ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Adoption of the ASU did not a have a significant effect on the Company’s consolidated financial statements

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While the Company expects that the implementation of this ASU will increase the balance of the allowance for loan losses, it is continuing to evaluate the potential impact on the Company’s results of operations and financial position. The Company has established a workgroup to review and produce different methodologies to best estimate future loan losses.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

In February of 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. Entities electing the reclassification are required to apply the guidance either at the beginning of the period of adoption or retrospectively for all periods impacted. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company had approximately $65,000 stranded tax effects included in accumulated other comprehensive income. The Company adopted this ASU in the first quarter of 2018.

ITEM 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A            Controls and Procedures

(a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART IV

ITEM 15.            Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2017 and 2016;

(C)	Consolidated Statements of Income for the years ended December 31, 2017 and 2016;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016;

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

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

West End Indiana Bancshares, Inc.

Date: March 30, 2018	By:	/s/ Timothy R. Frame
Timothy R. Frame
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy R. Frame	President and Chief Executive	March 30, 2018
Timothy R. Frame	Officer

/s/ Shelley D. Miller	Executive Vice President and	March 30, 2018
Shelley D. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John P. McBride	Chairman of the Board	March 30, 2018
John P. McBride

/s/ Michael J. Allen	Director	March 30, 2018
Michael J. Allen

/s/ Shaun Dingwerth	Director	March 30, 2018
Shaun Dingwerth

/s/ Craig C. Kinyon	Director	March 30, 2018
Craig C. Kinyon

/s/ Jennifer North	Director	March 30, 2018
Jennifer North

