Form 10-Q
period 2018-03-31
West End Indiana Bancshares, Inc.
filed 2018-05-15
CIK 1523854

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

YES ☐     NO ☒

As of May 15, 2018, there were 1,066,858 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$1,628,943	$1,588,203
Interest-bearing demand deposits	14,689,133	8,757,619
Cash and cash equivalents	16,318,076	10,345,822
Investment securities available for sale	23,008,535	20,296,672
Loans held for sale	1,060,354	2,877,012
Loans, net of allowance for loan losses of $2,972,069 and $2,744,684	242,679,031	240,858,812
Premises and equipment	9,038,744	9,127,886
Federal Home Loan Bank stock	2,435,700	2,435,700
Interest receivable	980,692	1,103,553
Bank-owned life insurance	7,003,311	6,959,909
Foreclosed real estate held for sale	39,375	39,375
Other assets	6,204,932	5,369,094

Total assets	$308,768,750	$299,413,835

Liabilities and Equity

Liabilities
Deposits	$229,379,394	$226,980,788
Federal Home Loan Bank advances	48,500,000	41,500,000
Interest payable	128,600	105,709
Other liabilities	1,561,187	1,797,971
Total liabilities	279,569,181	270,384,468

Commitments and Contingencies

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	885,045	854,526

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,066,858 and 1,066,858	10,668	10,668
Additional paid in capital	6,159,699	6,062,163
Retained earnings	24,382,970	24,029,397
Unearned employee stock ownership plan (ESOP)	(770,550)	(784,560)
Accumulated other comprehensive loss	(583,218)	(288,301)

Total stockholders’ equity	29,199,569	29,029,367

Less maximum cash obligation related to ESOP shares	(885,045)	(854,526)

Total stockholders’ equity less maximum cash obligation related to ESOP shares	28,314,524	28,174,841

Total liabilities and stockholders’ equity	$308,768,750	$299,413,835

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,454,656	$3,271,097
Investment securities	102,671	104,371
Other	68,121	24,528
Total interest income	3,625,448	3,399,996

Interest Expense
Deposits	499,481	384,514
Federal Home Loan Bank advances	201,150	103,555
Total interest expense	700,631	488,069

Net Interest Income	2,924,817	2,911,927
Provision for loan losses	555,045	358,000
Net Interest After Provision for Loan Losses	2,369,772	2,553,927

Other Income
Service charges on deposit accounts	172,735	155,615
Loan servicing income, net	80,681	31,548
Debit card income	94,062	93,711
Gain on sale of loans	111,778	109,203
Gain on cash surrender value of life insurance	43,402	44,463
Loss on sale of other assets	(7,656)	(21,408)
Other income	11,344	410
Total other income	506,346	413,542

Other Expense
Salaries and employee benefits	1,386,618	1,315,919
Net occupancy	208,459	138,169
Data processing fees	124,015	103,188
Professional fees	99,728	79,182
Director expenses	24,300	32,951
Advertising	55,778	71,324
ATM charges	41,608	77,808
Postage and courier	62,656	61,309
FDIC insurance premiums	39,000	52,000
Foreclosed real estate and repossession expense	46,317	34,528
Other expenses	320,584	333,726
Total other expenses	2,409,063	2,300,104

Income Before Income Tax	467,055	667,365
Income tax expense	119,526	229,675

Net Income	$347,529	$437,690
Earnings Per Share
Basic	$0.35	$0.45
Diluted	0.34	0.42
Dividends Per Share	0.06	0.06

The accompanying notes are an integral part of these financial statements.

2

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements

of Comprehensive Income

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income	$347,529	$437,690
Other comprehensive income (loss), net of tax Unrealized holding gains arising during the period, net of tax expense (benefit) of $(81,228) and $11,890	(229,568)	18,215

Comprehensive income	$117,961	$455,905

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Cash Flows

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Operating Activities
Net income	$347,529	$437,690
Items not requiring (providing) cash
Provision for loan losses	555,045	358,000
Depreciation and amortization	124,236	65,706
Investment securities amortization, net	73,760	81,900
Loan originated for sale	(2,592,065)	(4,077,849)
Proceeds on loan sold	3,744,806	4,126,857
Gain on loans sold	(111,778)	(109,203)
Loss on other assets	7,656	21,408
ESOP shares earned	40,171	44,239
Stock based compensation	71,375	71,468
Net change in
Interest receivable	122,861	121,061
Interest payable	22,891	5,851
Cash surrender value of life insurance	(43,402)	(44,463)
Other adjustments	(161,509)	(248,441)
Net cash provided by operating activities	2,201,576	854,224

Investing Activities
Purchases of securities available for sale	(4,126,227)	(1,016,563)
Proceeds from maturities of securities available for sale	1,029,809	1,011,787
Purchase of FHLB stock	-	(94,600)
Net change in loans	(2,575,534)	2,445,872
Purchase of premises and equipment	(35,094)	(954,776)
Proceeds from sale of foreclosed real estate and repossessions	138,423	51,822
Net cash provided by (used in) investing activities	(5,568,623)	1,443,542

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	(1,716,586)	3,834,395
Net change in certificates of deposit	4,115,192	(1,686,545)
Repayment of FHLB advances	(8,000,000)	(13,000,000)
Proceeds from FHLB advances	15,000,000	14,500,000
Cash dividends	(59,305)	(58,966)
Net cash provided by financing activities	9,339,301	3,588,884

Net Change in Cash and Cash Equivalents	5,972,254	5,886,650

Cash and Cash Equivalents, Beginning of Period	10,345,822	7,649,356

Cash and Cash Equivalents, End of Period	$16,318,076	$13,536,006

Additional Cash Flows Information
Interest paid	$677,740	$482,218
Real estate acquired in settlement of loans	187,840	140,200
Sale and financing of foreclosed real estate and repossessions	-	117,293

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2018

							Maximum Cash
						Accumulated	Obligation
	Common Stock		Additional		Unearned	Other	Related to	Total
	Shares		Paid-In	Retained	ESOP	Comprehensive	ESOP	Stockholder's
	Outstanding	Amount	Capital	Earnings	Shares	Loss	Shares	Equity
	(Unaudited)
Balances at January 1, 2018	1,066,858	$10,668	$6,062,163	$24,029,397	$(784,560)	$(288,301)	$(854,526)	$28,174,841
Net income	-	-	-	347,529	-	-	-	347,529
Other comprehensive loss	-	-	-	-	-	(229,568)	-	(229,568)
Reclassification in connection with ASU 2018-02	-	-	-	65,349	-	(65,349)	-	-
ESOP shares earned	-	-	26,161	-	14,010	-	-	40,171
Stock based compensation expense	-	-	71,375	-	-	-	-	71,375
Change in obligation related to ESOP shares	-	-	-	-	-	-	(30,519)	(30,519)
Cash dividends ($0.06) per share	-	-	-	(59,305)	-	-	-	(59,305)
Balances at March 31, 2018	1,066,858	$10,668	$6,159,699	$24,382,970	$(770,550)	$(583,218)	$(885,045)	$28,314,524

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Form 10-Q

Notes to Condensed Consolidated Financial Statements

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2017. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2018, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date.

Principals of Consolidation and Revenue from Contract with Customers

The consolidated financial statements include the accounts of West End Indiana Bancshares, Inc. and its wholly owned subsidiary, West End Bank, S.B. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

NOTE 2: Securities

The amortized cost and approximate fair values of securities are as follows:

	March 31, 2018
	(Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,020	$-	$(165)	$1,855
Mortgage-backed securities - GSE residential	21,779	-	(625)	21,154
Total available for sale	$23,799	$-	$(790)	$23,009

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,019	$-	$(67)	$1,952
Mortgage-backed securities - GSE residential	18,757	2	(414)	18,345
Total available for sale	$20,776	$2	$(481)	$20,297

The amortized cost and fair value of securities available for sale at March 31, 2018 (unaudited) and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018		December 31, 2017
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
After ten years	2,020	1,855	2,019	1,952
Mortgage-backed securities - GSE residential	21,779	21,154	18,757	18,345
Totals	$23,799	$23,009	$20,776	$20,297

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $12,327,000 at March 31, 2018 (unaudited). Securities pledged at December 31, 2017 were $13,473,000.

There were no activities related to the sales of securities available for sale for the three months ended March 31, 2018 and 2017.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2018 (unaudited) and December 31, 2017 was $23,000,000 and $19,627,000 which is approximately 100% and 97% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at March 31, 2018 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$-	$-	$1,855	$(165)	$1,855	$(165)
Mortgage-backed securities - GSE residential	8,409	(73)	12,745	(552)	21,154	(625)
	$8,409	$(73)	$14,600	$(717)	$23,009	$(790)

Securities with unrealized losses at December 31, 2017 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$-	$-	$1,952	$(67)	$1,952	$(67)
Mortgage-backed securities - GSE residential	4,644	(40)	13,031	(374)	17,675	(414)
	$4,644	$(40)	$14,983	$(441)	$19,627	$(481)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

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

Categories of loans include:

	(Unaudited)
	March 31,	December 31,
	2018	2017
	(In Thousands)
Commercial	$12,441	$11,572
Real estate loans
Residential	62,039	61,885
Commercial and multi-family	57,689	57,485
Construction	2,740	2,093
Second mortgages and equity lines of credit	6,318	6,594
Consumer loans
Indirect	86,291	86,109
Other	18,241	17,978
	245,759	243,176
Less
Net deferred loan fees, premiums and discounts	108	112
Allowance for loan losses	2,972	2,745
Total loans	$242,679	$240,859

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2018 (unaudited) and 2017 (unaudited).

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2018:
Balance, beginning of year	$303	$191	$886	$2	$10	$1,353	$2,745
Provision for losses	253	19	(10)	1	(1)	293	555
Recoveries on loans	—	15	—	—	—	32	47
Loans charged off	—	(27)	(1)	—	—	(347)	(375)
Balance, end of period	$556	$198	$875	$3	$9	$1,331	$2,972

Three Months Ended March 31, 2017:
Balance, beginning of year	$247	$329	$670	$—	$—	$1,031	$2,277
Provision for losses	4	10	47	1	2	294	358
Recoveries on loans	—	1	—	—	—	60	61
Loans charged off	—	(42)	(32)	—	—	(300)	(374)
Balance, end of period	$251	$298	$685	$1	$2	$1,085	$2,322

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2018 (unaudited) and December 31, 2017:

		March 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of period	$556	$198	$875	$3	$9	$1,331	$2,972
Individually evaluated for impairment	461	-	556	-	-	-	1,017
Collectivity evaluated for impairment	95	198	319	3	9	1,331	1,955
Loans:
Ending balance	$12,441	$62,039	$57,689	$2,740	$6,318	$104,532	$245,759
Individually evaluated for impairment	810	-	1,598	-	-	-	2,408
Collectivity evaluated for impairment	11,631	62,039	56,091	2,740	6,318	104,532	243,351

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$303	$191	$886	$2	$10	$1,353	$2,745
Individually evaluated for impairment	214	-	556	-	-	-	770
Collectivity evaluated for impairment	89	191	330	2	10	1,353	1,975
Loans:
Ending balance	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716
Individually evaluated for impairment	814	-	1,605	-	-	-	2,419
Collectivity evaluated for impairment	10,758	61,885	55,880	2,093	6,594	104,087	241,297

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2018 (unaudited) and December 31, 2017:

		(Unaudited) March 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$11,483	$61,716	$53,096	$2,740	$6,318	$104,532	$239,885
Watch	148	—	990	—	—	—	1,138
Special Mention	—	323	2,005	—	—	—	2,328
Substandard	810	––	1,598	—	—	—	2,408
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$12,441	$62,039	$57,689	$2,740	$6,318	$104,532	$245,759

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$10,601	$61,561	$52,873	$2,093	$6,594	$104,087	$237,809
Watch	157	––	992	—	—	—	1,149
Special Mention	––	324	2,015	—	––	—	2,339
Substandard	814	––	1,605	—	—	––	2,419
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––
Total	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during 2018.

The following table presents the Bank’s loan portfolio aging analysis as of March 31, 2018 (unaudited) and December 31, 2017:

		March 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$11	$374	$39	$-	$2	$1,272	$1,698
60-89 days past due	-	70	-	-	20	630	720
Greater than 90 days past due	3	275	-	-	-	531	809
Total past due	14	719	39	-	22	2,433	3,227
Current	12,427	61,320	57,650	2,740	6,296	102,099	242,532
Total loans	$12,441	$62,039	$57,689	$2,740	$6,318	$104,532	$245,759

Nonaccrual loans	$-	$114	$-	$-	$-	$-	$114
Past due 90 days and accruing	3	161	-	-	-	531	695
Total	$3	$275	$-	$-	$-	$531	$809

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$10	$378	$-	$-	$57	$1,536	$1,981
60-89 days past due	-	18	39	-		472	529
Greater than 90 days and accruing	-	149	8	-		666	823
Total past due	10	545	47	-	57	2,674	3,333
Current	11,562	61,340	57,438	2,093	6,537	101,413	240,383
Total loans	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716

Nonaccrual loans	$-	$115	$8	$-	$-	$-	$123
Past due 90 days and accruing	-	34	-	-	-	666	700
Total	$-	$149	$8	$-	$-	$666	$823

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2018 (unaudited) and for the year ended December 31, 2017:

		March 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$72	$-	$810	$-	$-	$-	$882
Unpaid principal balance	72	-	810	-	-	-	882
Impaired loans with a specific allowance:
Recorded investment	738	-	788	-	-	-	1,526
Unpaid principal balance	738	-	788	-	-	-	1,526
Specific allowance	461	-	556	-	-	-	1,017
Total impaired loans:
Recorded investment	810	-	1,598	-	-	-	2,408
Unpaid principal balance	810	-	1,598	-	-	-	2,408
Specific allowance	461	-	556	-	-	-	1,017

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$76	$-	$812	$-	$-	$-	$888
Unpaid principal balance	76	-	812	-	-	-	888
Impaired loans with a specific allowance:
Recorded investment	738	-	793	-	-	-	1,531
Unpaid principal balance	738	-	793	-	-	-	1,531
Specific allowance	214	-	556	-	-	-	770
Total impaired loans:
Recorded investment	814	-	1,605	-	-	-	2,419
Unpaid principal balance	814	-	1,605	-	-	-	2,419
Specific allowance	214	-	556	-	-	-	770

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2018 (unaudited) and 2017 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2018:
Total impaired loan:
Average recorded investment	$812	$—	$1,601	$––	$––	$––	$2,413
Interest income recognized	12	—	22	––	––	––	34
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2017:
Total impaired loan:
Average recorded investment	$2,287	$––	$1,787	$––	$––	$––	$4,074
Interest income recognized	52	—	20	––	––	––	72
Interest income recognized on a cash basis	—	—	––	––	––	––	––

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

During the three months ended March 31, 2018 (unaudited) and 2017 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three months ended March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, there were $230,000 and $126,000 respectively of residential real estate loans in process of foreclosure.

NOTE 4: Disclosures About Fair Value of Assets and Liabilities

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At March 31, 2018 (unaudited) and December 31, 2017, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 (unaudited) and December 31, 2017:

		(Unaudited) March 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,855	$—	$1,855	$—
Mortgage-backed securities - GSE residential	21,154	—	21,154	—
Mortgage-servicing rights	805	—	—	805

		December 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,952	$—	$1,952	$—
Mortgage-backed securities - GSE residential	18,345	—	18,345	—
Mortgage-servicing rights	731	—	—	731

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited) Mortgage-Servicing Rights
	Month’s Ended March 31,
	2018	2017
	(In Thousands)
Balances, beginning of period	$731	$719
Total unrealized gains (losses) included in net income	58	7
Additions (rights recorded on sale of loans)	39	18
Settlements (payments)	(23)	(18)
Balances, end of period	$805	$726

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		March 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands) (unaudited)
Impaired loans	$277	$—	$—	$277

		December 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$761	$—	$—	$761

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands) (unaudited)
Impaired loans	$277	Comparative sales based on independent appraisals	Marketability Discount	50.0%

Mortgage-servicing rights	$805	Discounted Cash Flow	Discount rate	5.9% -6.4% (6.3%)
			Conditional prepayment rate	8.7% - 11.7% (9.1%)
			Expected loan servicing years	1.9 – 4.9 (4.4)

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$761	Comparative sales based on independent appraisals	Marketability Discount	12.0% - 50.0%

Mortgage-servicing rights	$731	Discounted Cash Flow	Discount rate	5.3% -6.0% (5.8%)
			Conditional prepayment rate	10.7% - 12.3% (10.8%)
			Expected loan servicing years	1.9 – 4.5 (4.1)

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

Loans

For March 31, 2018, fair value of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, the fair value of loans were estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

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

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2018 (unaudited) and December 31, 2017.

	(Unaudited) March 31,
	2018
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$16,318	$16,318	$––	$––
Loan held for sale	1,060	––	1,060	––
Loans, net	242,679	––	––	239,937
Federal Home Loan Bank stock	2,436	––	2,436	––
Interest receivable	981	––	981	––
Financial liabilities
Deposits	229,379	118,345	111,436	––
Federal Home Loan Bank advances	48,500	—	48,260	––
Interest payable	129	––	129	––

	December 31,
	2017
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$10,346	$10,346	$––	$—
Loan held for sale	2,877	––	2,877	—
Loans, net	240,859	—	––	242,133
Federal Home Loan Bank stock	2,436	—	2,436	—
Interest receivable	1,103	—	1,103	—
Financial liabilities
Deposits	226,981	120,061	106,999	—
Federal Home Loan Bank advances	41,500	—	41,553	—
Interest payable	106	—	106	—

NOTE 5: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications.

These amendments were effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods with that reporting period, as deferred by ASU 2015-14. Early application was permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within the reporting period. The Company utilized a 5 step model to analyze and review the appropriate actions within this ASU and it was determined the ASU did not have a significant effect on the Company’s consolidated financial statements.

In January 2016, FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.   ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Adoption of the ASU did not a have a significant effect on the Company’s consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s consolidated financial statements.

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

5.	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies

6.	Distribution received from equity method investees

7.	Beneficial interest in securitization transactions

8.	Separately identifiable cash flows and application of the predominance principle

The amendments were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this ASU did not have a significant effect on the Company’s consolidated financial statements.

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

In February of 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. Entities electing the reclassification are required to apply the guidance either at the beginning of the period of adoption or retrospectively for all periods impacted. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company had approximately $65,000 stranded tax effects included in accumulated other comprehensive income. The Company adopted this ASU in the first quarter of 2018.

NOTE 6: Earnings per Share

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

	(Unaudited)
	Three Months Ended March 31,
	2018	2017

Net Income	$347	$438
Allocated to participating securities	(4)	(10)
Net income allocated to common stockholders	$343	$428

Weighted average common shares outstanding, gross	1,066,858	1,065,930
Less: Average unearned ESOP shares and participating securities	(89,181)	(105,993)
Weighted average common shares outstanding, net	977,677	959,937
Effect of diluted based awards	41,613	48,973
Weighted average shares and common stock equivalents	1,019,290	1,008,910

Income per common share:
Basic	$0.35	$0.45
Diluted	$0.34	$0.42

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	-

NOTE 7: Share Based Compensation

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the three months ended March 31, 2018 and 2017 (unaudited) was $71,000 respectively.

Stock Options

The tables below represents the stock option activity for the periods shown (unaudited):

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2018	128,150	$19.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2018	128,150	$19.00	5.4
Exercisable options outstanding at March 31, 2018	95,490	$18.88	5.2

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2017	136,550	$18.99
Granted	-
Exercised	(5,700)	19.04
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2017	130,850	$18.99	6.4
Exercisable options outstanding at March 31, 2017	70,430	$18.83	6.2

As of March 31, 2018 (unaudited) and December 31, 2017, the Company had $37,000 and $56,000 of unrecognized compensation expense related to stock options. Exercisable options vesting in the three months ended March 31, 2018 and March 31, 2017 (unaudited) were 2,700 and 2,700 respectively. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the three months ended March 31, 2018 and 2017 (unaudited) was $19,000 and $19,000, respectively. The total intrinsic value of options as of March 31, 2018 and 2017 (unaudited) were $1,256,000 and $1,506,000, respectively. The total intrinsic value of exercisable options as of March 31, 2018 and March 31, 2017 (unaudited) was $947,000 and $822,000, respectively. There were no options exercised during the three months ended March 31, 2018 (unaudited). The intrinsic value of options exercised during the three months ended March 31, 2017 (unaudited) was $73,000

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown (unaudited):

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2018	11,208	$18.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2018	11,208	$18.75

As of March 31, 2018 (unaudited) and December 31, 2017, the Company had $45,000 and $97,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards are amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three months ended March 31, 2018 and 2017 (unaudited) was $52,000 and $52,000, respectively.

NOTE 8: Employee Stock Ownership Plan

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

ESOP expense for the three months ended March 31, 2018 and 2017 (unaudited) was $40,000 and $44,000, respectively.

	March 31,	December 31,
	2018	2017
	(Unaudited)
Allocated shares	30,326	30,326
Unreleased shares	78,456	78,456
Total ESOP shares	108,782	108,782

Fair value of unreleased shares at March 31, 2018, and December 31, 2017 (in thousands)	$2,260	$2,267

At March 31, 2018 (unaudited) and December 31, 2017 the fair value of the 30,326 and 30,326 allocated shares held by the ESOP was $873,000 and $876,000, respectively, based on the quoted per share price of $28.80 and $28.89 at March 31, 2018 (unaudited) and December 31, 2017 respectively.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to purchase such shares at their fair market value based on the most recent valuation report any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The allocated shares held by the ESOP and the outstanding shares held by former employees subject to the repurchase option totaled 30,519 at both March 31, 2018 (unaudited) and December 31, 2017. At March 31, 2018 (unaudited), and December 31, 2017 the 30,519 shares had a fair value of $885,000 ($29.00 per share based on the most recent valuation report and $855,000 ($28.00 per share) respectively, and have been classified as mezzanine capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at March 31, 2018 and for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2018.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets increased $9.4 million, or 3.1%, to $308.8 million at March 31, 2018 from $299.4 million at December 31, 2017. The increase was primarily the result of increases to cash and cash equivalents, investment securities available for sale, net loans, and other assets, offset by a decrease in loans held for sale.

Total cash and cash equivalents increased $6.0 million, or 57.7%, to $16.3 million at March 31, 2018. The increase in total cash and cash equivalents reflected normal fluctuation from operations.

Securities classified as available for sale increased $2.7 million, or 13.4%, to $23.0 million at March 31, 2018 from $20.3 million at December 31, 2017. At March 31, 2018, securities classified as available for sale consisted of mortgage-backed securities, and municipal obligations.

Net loans increased $1.8 million, or 0.8%, to $242.7 million at March 31, 2018 from $240.9 million at December 31, 2017, due primarily to increases in commercial business of $869,000, construction loans of $647,000, consumer loans of $445,000, commercial and multifamily loans of $204,000 and residential loans of $154,000, offset by a decrease in second mortgages and home equity lines of credit of $276,000. Total non-performing loans decreased $12,000 to $809,000 at March 31, 2018 from $823,000 at December 31, 2017.

Deposits increased $2.4 million, or 1.1%, to $229.4 million at March 31, 2018 from $227.0 million at December 31, 2017. The increase was due to increases in time deposits of $4.1 million and saving accounts of $415,000, offset by decreases in money market accounts of $1.1 million, interest checking accounts of $565,000, and non-interest bearing checking accounts of $509,000 as core deposits have begun to move to higher interest paying certificates of deposit.

Federal Home Loan Bank advances increased $7.0 million to $48.5 million at March 31, 2018 from $41.5 million at December 31, 2017.

Total stockholders’ equity increased $170,000, or 0.6%, to $29.2 million at March 31, 2018 from $29.0 million at December 31, 2017. The increase was primarily a result of year to date net income of $348,000, stock-based compensation expense of $71,000, and ESOP shares earned of $40,000, offset in part by decreases to accumulated other comprehensive income of $230,000 and dividends of $59,000.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. We recorded net income of $348,000 for the quarter ended March 31, 2018 compared to net income of $438,000 for the quarter ended March 31, 2017. The decrease in net income resulted primarily from increases to the provision for loan losses of $197,000, and to total other expense of $109,000, offset by increases to total other income of $92,000, net interest income of $13,000, and a decrease in the provision for income taxes of $111,000.

Interest Income. Interest income increased $225,000, or 6.6%, to $3.6 million for the quarter ended March 31, 2018 from $3.4 million for the quarter ended March 31, 2017. The average balance of total interest-earning assets increased $11.9 million, or 4.5%, to $277.4 million for the quarter ended March 31, 2018 from $265.5 million for the quarter ended March 31, 2017. The average rate earned on these assets also increased to 5.30% for the period ended March 31, 2018 from 5.19% for the period ended March 31, 2017.

Interest income on loans increased $184,000, or 5.6%, to $3.5 million for the 2018 quarter from $3.3 million for 2017 quarter, as the average balance of net loans increased $11.2 million, or 4.8%, to $243.7 million for the quarter ended March 31, 2018 from $232.5 million for the quarter ended March 31, 2017. Additionally, the average yield on our loan portfolio increased four basis points to 5.75% for the quarter ended March 31, 2018 from 5.71% for the quarter ended March 31, 2017.

Interest income on investment securities decreased $1,000 to $103,000 for the quarter ended March 31, 2018 from $104,000 for the quarter ended on March 31, 2017. The average balance of our securities available for sale decreased $3.0 million, or 12.4%, to $20.9 million for the quarter ended March 31, 2018. The average yield on the securities portfolio increased 23 basis points, to 2.00% for the three months ended March 31, 2018 from 1.77% for the three months ended March 31, 2017.

Interest Expense. Interest expense increased $212,000, or 43.6%, to $701,000 for the quarter ended March 31, 2018 from $488,000 for the quarter ended March 31, 2017. While the total average balance of interest-bearing liabilities increased $12.1 million to $248.2 million for the quarter ended March 31, 2018 from $236.1 million for the quarter ended March 31, 2017, the cost of funding increased to 1.14% for the 2018 quarter from 0.84% for the 2017 quarter for the prior year.

The average rate paid on deposits increased 23 basis points to 1.00% for the quarter ended March 31, 2018 from 0.77% for the quarter ended March 31, 2017. The average balance of interest-bearing deposits increased $397,000, or 0.2%, to $202.7 million for the quarter ended March 31, 2018 from $202.3 million for the quarter ended March 31, 2017. The increase in the average balance of deposits was comprised of an increase in certificates of deposit of $1.3 million, an increase in money market accounts of $841,000, offset by offset by a decrease in interest-bearing checking and savings accounts of $1.7 million. Interest expense increased due to the rising rate environment. The weighted average rate paid on checking, money market and savings combined increased five basis points. The rate paid on certificate of deposits increased thirty-seven basis points to 1.57% for the 2018 period from 1.20% for the 2017 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $98,000, or 95.1%, to $201,000 for the quarter ended March 31, 2018 from $103,000 for the quarter ended March 31, 2017, reflecting an increase of 55 basis points in the rate to 1.79% for the quarter ended March 31, 2018 from 1.24% for the quarter ended March 31, 201. The increase was due to the increased average balance of advances $11.7 million from the prior quarter and the rising rate environment.

Net Interest Income. Net interest income remained steady at $2.9 million for the quarter ended March 31, 2018 and the quarter ended March 31, 2017. Our net interest rate spread decreased to 4.16% from 4.35%, and our net interest margin decreased to 4.22% for the quarter ended March 31, 2018 from 4.39% for the quarter ended March 31, 2017 as the cost of deposits repriced faster than loans.

The following table summarize average balances and yields, costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$243,679	$3,454	5.75%	$232,518	$3,271	5.71%
Investment Securities	20,863	103	2.00%	23,813	104	1.77%
Other interest-earning assets	12,838	68	2.15%	9,121	25	1.11%
	277,380	3,625	5.30%	265,452	3,400	5.19%
Noninterest-earning assets	24,261			23,151
Total assets	$301,641			$288,603

Liabilities and stockholder's equity
Interest-bearing liabilities:
Now accounts	$32,542	16	0.20%	$34,182	13	0.15%
Money market accounts	40,279	49	0.49%	39,438	44	0.45%
Savings accounts	21,388	14	0.27%	21,485	12	0.23%
Certificates of deposit	108,455	420	1.57%	107,162	316	1.20%
Total interest-bearing deposits	202,664	499	1.00%	202,267	385	0.77%
FHLB advances	45,533	201	1.79%	33,800	103	1.24%
Total interest-bearing liabilities	248,197	700	1.14%	236,067	488	0.84%
Noninterest-bearing deposits	22,889			22,490
Other noninterest-bearing liabilities	1,502			1646
Total liabilities	272,588			260,203
Total stockholders' equity	29,053			28,400
Total liabilities and stockholders' equity	$301,641			$288,603
Net interest income		$2,925			$2,912
Interest rate spread			4.16%			4.35%
Net interest margin (annualized)			4.22%			4.39%
Average interest-earning assets to average interest-bearing liabilities			111.76%			112.45%

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our annual report on Form 10-K filed on March 30, 2018, we recorded a provision for loan losses of $555,000 for the quarter ended March 31, 2018, an increase of $197,000 from $358,000 allocated for the quarter ended March 31, 2017. The increase to the provision was based on management’s quarterly analysis of the loan portfolio and credit quality indicators including charge off trends and qualitative factors and due to the change in our loan mix, with continued growth in the higher risk commercial and indirect installments. The allowance for loan losses increased $45,000 to $2.3 million at March 31, 2018 from $2.2 million at March 31, 2017. The allowance for loan losses to total loans was 1.2% at March 31, 2018, and 1.0% at March 31, 2017. Non-performing loans including nonaccrual loans and accruing loans past due 90 of more days decreased to $809,000 at March 31, 2018 from $1.0 million at March 31, 2017. The allowance for loan losses as a percentage of non-performing loans including nonaccrual loans and accruing loans past due 90 of more days was 367.37% at March 31, 2018 compared to 226.32% at March 31, 2017. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2018 and 2017.

Noninterest Income. Noninterest income increased $92,000, or 22.2%, to $506,000 for the quarter ended March 31, 2018, from $414,000 for the quarter ended March 31, 2017. In the 2018 quarter, we recorded increases in loan servicing income of $49,000, service charges on deposit accounts of $17,000, and other income of $11,000, and a decrease in loss on sale of other assets of $14,000.

Noninterest Expense. Noninterest expense increased $109,000, or 4.7%, to $2.4 million, from $2.3 million for the quarter ended March 31, 2017. The increase was due to increases in salaries and employee benefits of $71,000, net occupancy expense of $70,000, data processing fees of $21,000, professional fees of $20,000, and foreclosed real estate and repossession expenses of $12,000, offset by decreases in ATM charges of $36,000, advertising expense of $16,000, FDIC premiums of $13,000, other expenses of $13,000 and director expenses of $9,000. Salaries and employee benefits increased due to normal cost of living and merit increases, and other employee benefit programs. Net occupancy expense increased due to the completion of the administrative and operations building late in 2017 and affixed depreciation on the building and furniture fixtures and equipment. The savings in ATM charges are due to the transition to a new servicer.

Income Tax Expense. We recorded income tax expense of $120,000 for the quarter ended March 31, 2018 compared to a tax expense of $230,000 for the 2017 period, reflecting pre-tax income of $467,000 during the 2018 quarter versus a pre-tax income of $667,000 for the quarter ended March 31, 2017. Our effective tax rate was 25.6% for the quarter ended March 31, 2018 compared to 34.4% for the quarter ended March 31, 2017, reflecting the decrease in pretax income and the reduced corporate federal income tax rate.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.2 million and $854,000 for the three months ended March 31, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was ($5.6 million) and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $9.3 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $29.0 million, or 9.7% of adjusted total assets, which is above the required level of $12.0 million, or 4%; and total risk-based capital of $32.0 million, or 13.2% of risk-weighted assets, which is above the required level of $19.4 million, or 8%. Accordingly West End Bank, S.B. was categorized as well capitalized at March 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category. Basel III regulatory capital requirements were effective for the quarter ending March 31, 2018. There were no significant impacts on capital ratios.

At March 31, 2018, we had outstanding commitments to originate loans of $19.2 million and stand-by letters of credit of $45,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2018 totaled $43.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEST END INDIANA BANCSHARES, INC.

Date: May 15, 2018	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: May 15, 2018	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

