Form 10-Q
period 2018-06-30
West End Indiana Bancshares, Inc.
filed 2018-08-14
CIK 1523854

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

YES ☐     NO ☒

As of August 14, 2018, there were 1,065,497 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

1

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$1,644,332	$1,588,203
Interest-bearing demand deposits	12,057,462	8,757,619
Cash and cash equivalents	13,701,794	10,345,822
Investment securities available for sale	21,693,795	20,296,672
Loans held for sale	519,869	2,877,012
Loans, net of allowance for loan losses of $3,074,250 and $2,744,684	250,774,906	240,858,812
Premises and equipment	8,998,703	9,127,886
Federal Home Loan Bank stock	2,435,700	2,435,700
Interest receivable	1,044,131	1,103,553
Bank-owned life insurance	7,046,811	6,959,909
Foreclosed real estate held for sale	39,375	39,375
Other assets	5,472,443	5,369,094

Total assets	311,727,527	$299,413,835

Liabilities and Equity

Liabilities
Deposits	$230,153,185	$226,980,788
Federal Home Loan Bank advances	50,500,000	41,500,000
Interest payable	126,827	105,709
Other liabilities	1,480,379	1,797,971
Total liabilities	282,260,391	270,384,468

Commitments and Contingencies

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	885,045	854,526

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,065,251 and 1,066,858	10,653	10,668
Additional paid in capital	6,201,190	6,062,163
Retained earnings	24,667,269	24,029,397
Unearned employee stock ownership plan (ESOP)	(756,540)	(784,560)
Accumulated other comprehensive loss	(655,436)	(288,301)

Total stockholders’ equity	29,467,136	29,029,367

Less maximum cash obligation related to ESOP shares	(885,045)	(854,526)

Total stockholders’ equity less maximum cash obligation related to ESOP shares	28,582,091	28,174,841

Total liabilities and stockholders’ equity	$311,727,527	$299,413,835

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,573,124	$3,391,173	$7,027,780	$6,662,270
Investment securities	111,289	103,231	213,960	207,602
Other	66,386	33,813	134,507	58,341
Total interest income	3,750,799	3,528,217	7,376,247	6,928,213

Interest Expense
Deposits	533,063	407,564	1,032,544	792,078
Federal Home Loan Bank advances	232,424	107,372	433,574	210,927
Total interest expense	765,487	514,936	1,466,118	1,003,005

Net Interest Income	2,985,312	3,013,281	5,910,129	5,925,208
Provision for loan losses	478,853	406,000	1,033,898	764,000
Net Interest After Provision for Loan Losses	2,506,459	2,607,281	4,876,231	5,161,208

Other Income
Service charges on deposit accounts	180,397	180,746	353,132	336,361
Loan servicing income, net	46,784	8,557	127,465	40,105
Debit card income	103,566	94,989	197,628	188,700
Gain on sale of loans	33,765	144,748	145,543	253,951
Increase in cash surrender value of life insurance	43,500	43,589	86,902	88,052
Gain (loss) on other assets	27,454	(481,532)	19,798	(502,940)
Other income (loss)	12,022	(209)	23,366	201
Total other income (loss)	447,488	(9,112)	953,834	404,430

Other Expense
Salaries and employee benefits	1,394,755	1,309,234	2,781,373	2,625,153
Net occupancy	208,662	142,111	417,121	280,280
Data processing fees	120,338	117,508	244,353	220,696
Professional fees	111,352	239,196	211,080	318,378
Director expenses	24,372	31,527	48,672	64,478
Advertising	67,768	80,207	123,546	151,531
ATM charges	46,242	91,433	87,850	169,241
Postage and courier	59,646	63,866	122,302	125,175
FDIC insurance premiums	41,000	32,000	80,000	84,000
Foreclosed real estate and repossession expense	66,258	355,677	112,575	390,205
Other expenses	339,412	312,132	659,996	645,858
Total other expenses	2,479,805	2,774,891	4,888,868	5,074,995

Income (Loss) Before Income Tax	474,142	(176,722)	941,197	490,643
Income tax expense (benefit)	119,871	(77,498)	239,397	152,177

Net Income (Loss)	$354,271	$(99,224)	$701,800	$338,466

Earnings (Loss) Per Share
Basic	$0.36	$(0.10)	$0.71	$0.34
Diluted	0.34	(0.10)	0.68	0.33
Dividends Per Share	0.07	0.06	0.13	0.12

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)
Net income (loss)	$354,271	$(99,224)	$701,800	$338,466
Other comprehensive income (loss), net of tax

Unrealized holding gains arising during the period, net of tax expense (benefit) of $(25,552) and $29,836, $(106,778) and $41,728	(72,217)	48,269	(301,786)	66,484
	(72,217)	48,269	(301,786)	66,484
Comprehensive income (loss)	$282,054	$(50,955)	$400,014	$404,950

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
Operating Activities
Net income	$701,800	$338,466
Items not requiring (providing) cash
Provision for loan losses	1,033,898	764,000
Depreciation and amortization	255,371	133,895
Investment securities amortization, net	148,676	163,833
Loan originated for sale	(4,204,100)	(8,164,749)
Proceeds on loan sold	6,656,241	8,279,942
Loss (gain) on other assets	(19,798)	502,940
ESOP shares earned	80,403	85,522
Stock based compensation	132,750	143,685
Gain on loans sold	(145,543)	(253,951)
Increase in surrender value of life insurance	(86,902)	(88,052)
Net change in
Interest receivable	59,422	119,074
Interest payable	21,118	(1,355)
Other adjustments	(158,345)	(74,716)
Net cash provided by operating activities	4,474,991	1,948,534

Investing Activities
Purchases of securities available for sale	(4,126,227)	(1,016,563)
Proceeds from maturities of securities available for sale	2,171,864	2,059,922
Purchase of FHLB stock	-	(297,100)
Net change in loans	(11,181,565)	(3,987,296)
Purchase of premises and equipment	(126,189)	(2,404,716)
Proceeds from sale of foreclosed real estate	146,099	71,412
Net cash used in investing activities	(13,116,018)	(5,574,341)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	516,746	8,277,268
Net change in certificates of deposit	2,655,651	(8,558,393)
Repurchased shares	(46,121)	(28,295)
Repayment of FHLB advances	(13,000,000)	(18,500,000)
Proceeds from FHLB advances	22,000,000	25,000,000
Cash dividends	(129,277)	(117,972)
Net cash provided by financing activities	11,996,999	6,072,608
Net Change in Cash and Cash Equivalents	3,355,972	2,446,801
Cash and Cash Equivalents, Beginning of Period	10,345,822	7,649,356
Cash and Cash Equivalents, End of Period	$13,701,794	$10,096,157
Additional Cash Flows Information
Interest paid	$1,445,000	$1,006,615
Income tax paid	10	362,440
Real estate and repossessions acquired in settlement of loans	451,980	259,440
Sale and financing of foreclosed real estate and repossessions	232,837	117,293

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2018

							Maximum
							Cash
						Accumulated	Obligation
	Common Stock		Additional		Unearned	Other	Related to	Total
	Shares		Paid-In	Retained	ESOP	Comprehensive	ESOP	Stockholders’
	Outstanding	Amount	Capital	Earnings	Shares	Loss	Shares	Equity
	(Unaudited)
Balances at January 1, 2018	1,066,858	$10,668	$6,062,163	$24,029,397	$(784,560)	$(288,301)	$(854,526)	$28,174,841
Net income	-	-	-	701,800	-	-	-	701,800
Other comprehensive loss	-	-	-	-	-	(301,786)	-	(301,786)
Reclassification in connection with ASU 2018-02	-	-	-	65,349	-	(65,349)	-	-
ESOP shares earned	-	-	52,383	-	28,020	-	-	80,403
Stock based compensation expense	-	-	132,750	-	-	-	-	132,750
Change in obligation related to ESOP shares	-	-	-	-	-	-	(30,519)	(30,519)
Shares Repurchased	(1,607)	(15)	(46,106)					(46,121)
Cash dividends ($0.13) per share	-	-	-	(129,277)	-	-	-	(129,277)
Balances at June 30, 2018	1,065,251	$10,653	$6,201,190	$24,667,269	$(756,540)	$(655,436)	$(885,045)	$28,582,091

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2017. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2018, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

NOTE 2: Securities

The amortized cost and approximate fair values of securities are as follows:

	June 30, 2018 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,019	$-	$(171)	$1,848
Mortgage-backed securities - GSE residential	20,562	-	(716)	19,846

Total available for sale	$22,581	$-	$(887)	$21,694

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,019	$-	$(67)	$1,952
Mortgage-backed securities - GSE residential	18,757	2	(414)	18,345

Total available for sale	$20,776	$2	$(481)	$20,297

The amortized cost and fair value of securities available for sale at June 30, 2018 (unaudited) and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018		December 31, 2017
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
After ten years	$2,019	$1,848	2,019	1,952
Mortgage-backed securities - GSE residential	20,562	19,846	18,757	18,345

Totals	$22,581	$21,694	$20,776	$20,297

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $11,602,000 at June 30, 2018 (unaudited). Securities pledged at December 31, 2017 were $13,473,000.

There were no activities related to the sales of securities available for sale for the six months ended June 30, 2018 and 2017.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2018 (unaudited) and December 31, 2017 was $21,694,000 and $19,627,000 which is approximately 100% and 97% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at June 30, 2018 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$-	$-	$1,848	$(171)	$1,848	$(171)
Mortgage-backed securities - GSE residential	6,246	(93)	13,600	(623)	19,846	(716)

	$6,246	$(93)	$15,448	$(794)	$21,694	$(887)

Securities with unrealized losses at December 31, 2017 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$-	$-	$1,952	$(67)	$1,952	$(67)
Mortgage-backed securities - GSE residential	4,644	(40)	13,031	(374)	17,675	(414)

	$4,644	$(40)	$14,983	$(441)	$19,627	$(481)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.

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

Categories of loans include:

	(Unaudited)
	June 30,	December 31,
	2018	2017
	(In Thousands)
Commercial	$12,878	$11,572
Real estate loans
Residential	63,091	61,885
Commercial and multi-family	61,364	57,485
Construction	3,850	2,093
Second mortgages and equity lines of credit	6,366	6,594
Consumer loans
Indirect	87,740	86,109
Other	18,661	17,978
	253,950	243,176
Less
Net deferred loan fees, premiums and discounts	101	112
Allowance for loan losses	3,074	2,745
Total loans	$250,775	$240,859

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

The following table presents by portfolio segment the activity in the allowance for loan losses for the three and six months ended June 30, 2018 (unaudited) and 2017 (unaudited):

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2018:
Balance, beginning of period	$556	$198	$875	$3	$9	$1,331	$2,972
Provision for losses	2	24	11	1	1	440	479
Recoveries on loans	2	1	—	—	—	38	41
Loans charged off	(3)	(15)	—	—	—	(400)	(418)

Balance, end of period	$557	$208	$886	$4	$10	$1,409	$3,074

Six Months Ended June 30, 2018
Balance, beginning of year	$303	$191	$886	$2	$10	$1,353	$2,745
Provision for losses	255	43	1	2	—	733	1,034
Recoveries on loans	2	16	—	—	—	70	88
Loans charged off	(3)	(42)	(1)	—	—	(747)	(793)

Balance, end of period	$557	$208	$886	$4	$10	$1,409	$3,074

	(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2017:
Balance, beginning of period	$251	$298	$685	$1	$2	$1,085	$2,322
Provision for losses	174	4	(60)	1	3	284	406
Recoveries on loans	—	1	—	—	—	59	60
Loans charged off	(121)	(34)	—	—	—	(263)	(418)

Balance, end of period	$304	$269	$625	$2	$5	$1,165	$2,370

Six Months Ended June 30, 2017
Balance, beginning of period	$247	$329	$670	$—	$—	$1,031	$2,277
Provision for losses	178	14	(13)	2	5	578	764
Recoveries on loans	—	2	—	—	—	120	122
Loans charged off	(121)	(76)	(32)	—	—	(563)	(792)

Balance, end of period	$304	$269	$625	$2	$5	$1,165	$2,370

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2018 (unaudited) and December 31, 2017:

		June 30, 2018
		Real Estate
			Commercial		Seconds
			and		and
	Commercial	Residential	Multi-Family	Construction	Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of period	$557	$208	$886	$4	$10	$1,409	$3,074
Individually evaluated for impairment	461	-	556	-	-	-	1,017
Collectivity evaluated for impairment	96	208	330	4	10	1,409	2,057
Loans:
Ending balance	$12,878	$63,091	$61,364	$3,850	$6,366	$106,401	$253,950
Individually evaluated for impairment	803	-	1,589	-	-	-	2,392
Collectivity evaluated for impairment	12,075	63,091	59,775	3,850	6,366	106,401	251,558

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$303	$191	$886	$2	$10	$1,353	$2,745
Individually evaluated for impairment	214	-	556	-	-	-	770
Collectivity evaluated for impairment	89	191	330	2	10	1,353	1,975
Loans:
Ending balance	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716
Individually evaluated for impairment	814	-	1,605	-	-	-	2,419
Collectivity evaluated for impairment	10,758	61,885	55,880	2,093	6,594	104,087	241,297

The following table presents the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of June 30, 2018 (unaudited) and December 31, 2017:

		(Unaudited) June 30, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$11,935	$62,770	$56,799	$3,850	$6,366	$106,401	$248,121
Watch	140	—	981	—	—	—	1,121
Special Mention	—	321	1,995	—	—	—	2,316
Substandard	803	––	1,589	—	—	—	2,392
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$12,878	$63,091	$61,364	$3,850	$6,366	$106,401	$253,950

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)

Pass	$10,601	$61,561	$52,873	$2,093	$6,594	$104,087	$237,809
Watch	157	––	992	—	—	—	1,149
Special Mention	––	324	2,015	—	––	—	2,339
Substandard	814	––	1,605	—	—	––	2,419
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––

Total	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716

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

The following table presents the Bank’s loan portfolio aging analysis as of June 30, 2018 (unaudited) and December 31, 2017:

		June 30, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$11	$547	$-	$-	$-	$1,645	$2,203
60-89 days past due	-	210	154	-	6	725	1,095
Greater than 90 days past due	43	195	-	-	18	811	1,067
Total past due	54	952	154	-	24	3,181	4,365
Current	12,824	62,139	61,210	3,850	6,342	103,220	249,585
Total loans	$12,878	$63,091	$61,364	$3,850	$6,366	$106,401	$253,950

Nonaccrual loans	$-	$113	$-	$-	$-	$17	$130
Past due 90 days and accruing	43	82	-	-	18	794	937
Total	$43	$195	$-	$-	$18	$811	$1,067

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$10	$378	$-	$-	$57	$1,536	$1,981
60-89 days past due	-	18	39	-	-	472	529
Greater than 90 days and accruing	-	149	8	-	-	666	823
Total past due	10	545	47	-	57	2,674	3,333
Current	11,562	61,340	57,438	2,093	6,537	101,413	240,383
Total loans	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716

Nonaccrual loans	$-	$115	$8	$-	$-	$-	$123
Past due 90 days and accruing	-	34	-	-	-	666	700
Total	$-	$149	$8	$-	$-	$666	$823

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2018 (unaudited) and for the year ended December 31, 2017:

		June 30, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$65	$-	$806	$-	$-	$-	$871
Unpaid principal balance	65	-	806	-	-	-	871
Impaired loans with a specific allowance:
Recorded investment	738	-	783	-	-	-	1,521
Unpaid principal balance	738	-	783	-	-	-	1,521
Specific allowance	461	-	556	-	-	-	1,017
Total impaired loans:
Recorded investment	803	-	1,589	-	-	-	2,392
Unpaid principal balance	803	-	1,589	-	-	-	2,392

Specific allowance	461	-	556	-	-	-	1,017

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$76	$-	$812	$-	$-	$-	$888
Unpaid principal balance	76	-	812	-	-	-	888
Impaired loans with a specific allowance:
Recorded investment	738	-	793	-	-	-	1,531
Unpaid principal balance	738	-	793	-	-	-	1,531
Specific allowance	214	-	556	-	-	-	770
Total impaired loans:
Recorded investment	814	-	1,605	-	-	-	2,419
Unpaid principal balance	814	-	1,605	-	-	-	2,419
Specific allowance	214	-	556	-	-	-	770

The following table present by portfolio classes information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2018 (unaudited) and 2017 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2018:
Total impaired loan:
Average recorded investment	$807	$––	$1,593	$––	$––	$––	$2,400
Interest income recognized	12	—	22	––	––	––	34
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Six Months Ended June 30, 2018:
Total impaired loan:
Average recorded investment	$809	$––	$1,597	$––	$––	$––	$2,406
Interest income recognized	24	—	44	––	––	––	68
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2017:
Total impaired loan:
Average recorded investment	$889	$––	$1,909	$––	$––	$––	$2,798
Interest income recognized	10	—	26	––	––	––	36
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Six Months Ended June 30, 2017:
Total impaired loan:
Average recorded investment	$1,801	$––	$1,824	$––	$––	$––	$3,625
Interest income recognized	62	—	46	––	––	––	108
Interest income recognized on a cash basis	—	—	––	––	––	––	––

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

During the three and six months ended June 30, 2018 (unaudited) and 2017 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three and six months ended June 30, 2018 (unaudited) and 2017.

At June 30, 2018 and December 31, 2017, there were $173,000 and $126,000 respectively of residential real estate loans in process of foreclosure.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include municipal bonds and mortgage-backed securities. At June 30, 2018 (unaudited) and December 31, 2017, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 (unaudited) and December 31, 2017:

		(Unaudited) June 30, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available-for-sale securities:
Municipal bonds	$1,848	$—	$1,848	$—
Mortgage-backed securities - GSE residential	19,846	—	19,846	—
Mortgage-servicing rights	832	—	—	832

		December 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available-for-sale securities:
Municipal bonds	$1,952	$—	$1,952	$—
Mortgage-backed securities - GSE residential	18,345	—	18,345	—
Mortgage-servicing rights	731	—	—	731

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited)
	Mortgage-Servicing Rights
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In Thousands)

Balances, beginning of period	$805	$726	$731	$719
Total unrealized gains (losses) included in net income	29	(14)	87	(7)
Additions (rights recorded on sale of loans)	23	38	63	56
Settlements (payments)	(25)	(21)	(49)	(39)

Balances, end of period	$832	$729	$832	$729

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		June 30, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$277	$—	$—	$277

		December 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$761	$—	$—	$761

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands) (unaudited)
Imapired loans	$277	Based on independent appraisals	Marketability Discount	50.0%

Mortgage-servicing rights	$832	Discounted Cash Flow	Discount rate	6.0% -6.5% (6.4%)
			Conditional prepayment rate	8.0% - 11.6% (8.7%)
			Expected loan servicing years	1.7-5.1 (4.6)

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$761	Comparative sales based on independent appraisals	Marketability Discount	12.0% - 50.0%

Mortgage-servicing rights	$731	Discounted Cash Flow	Discount rate	5.3% -6.0% (5.8%)
			Conditional prepayment rate	10.7% - 12.3% (10.8%)
			Expected loan servicing years	1.9 – 4.5 (4.1)

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

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2018 (unaudited) and December 31, 2017:

	(Unaudited) June 30,
	2018
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$13,702	$13,702	$––	$––
Loan held for sale	520	––	520	––
Loans, net	250,775	––	––	247,511
Federal Home Loan Bank stock	2,436	––	2,436	––
Interest receivable	1,044	––	1,044	––

Financial liabilities
Deposits	230,153	120,578	110,120	––
Federal Home Loan Bank advances	50,500	—	50,324	––
Interest payable	127	––	127	––

	December 31,
	2017
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$10,346	$10,346	$––	$—
Loan held for sale	2,877	––	2,877	—
Loans, net	240,859	—	––	242,133
Federal Home Loan Bank stock	2,436	—	2,436	—
Interest receivable	1,103	—	1,103	—

Financial liabilities
Deposits	226,981	120,061	106,999	—
Federal Home Loan Bank advances	41,500	—	41,553	—
Interest payable	106	—	106	—

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

NOTE 6: Earnings (Loss) per Share

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

	(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Net Income (Loss)	$354	$(99)	$702	$338
Allocated to participating securities	(3)	-	(8)	(7)
Net income allocated to common stockholders	$351	$(99)	$694	$331

Weighted average common shares outstanding, gross	1,066,646	1,067,050	1,066,751	1,066,493
Less: Average unearned ESOP shares and participating securities	(86,303)	(103,582)	(87,742)	(104,788)
Weighted average common shares outstanding, net	980,343	963,468	979,009	961,705
Effect of diluted based awards	43,207	-	42,410	45,732
Weighted average shares and common stock equivalents	1,023,550	963,468	1,021,419	1,007,437

Income (Loss) per common share:
Basic	$0.36	$(0.10)	$0.71	$0.34
Diluted	$0.34	$(0.10)	$0.68	$0.33

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	128,450	-	-

NOTE 7: Share Based Compensation (Unaudited)

In May 2013, the Company’s stockholders approved the West End Indiana Bancshares, Inc. 2013 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to key officers and outside directors. The cost of the awards granted under the Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term. These assumptions are based on management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate. The cost of the awards are being recognized on a straight-line basis over the five-year vesting period during which participants are required to provide services in exchange for the awards.

Until such time as awards of stock are granted or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the Plan is 196,140. Total share-based compensation expense for the three and six months ended June 30, 2018 (unaudited), and 2017 was $62,000 and $133,000 and $72,000 and $144,000, respectively.

Stock Options

The table below represents the stock option activity for the period shown (unaudited):

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2018	128,150	$19.00	5.75
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at June 30 2018	128,150	$19.00	5.25
Exercisable options outstanding at June 30, 2018	120,550	$18.85	5.00

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2017	136,550	$18.99	6.75
Granted	-	-	-
Exercised	(8,100)	18.95	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at June 30 2017	128,450	$19.00	6.25
Exercisable options outstanding at June 30, 2017	93,090	$18.81	6.00

As of June 30, 2018 (unaudited) and December 31, 2017, the Company had $19,000 and $56,000 of unrecognized compensation expense related to stock options. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Exercisable options vested in the six months ended June 30, 2018 and 2017 (unaudited) were 27,760 and 27,760, respectively. Stock option expense for the three and six months ended June 30, 2018 and 2017 (unaudited) was $17,000, $36,000, $20,000 and $40,000, respectively. The total intrinsic value of options as of June 30, 2018 and June 30, 2017 (unaudited) was $1,282,000 and $1,291,000, respectively. There were no options exercised during the period ended June 30, 2018 (unaudited). The total intrinsic value of exercisable options as of June 30, 2018 and June 30, 2017 (unaudited) was $1,223,000 and $953,000, respectively.

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2018	11,208	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at June 30, 2018	-	-

As of June 30, 2018 (unaudited) and December 31, 2017, the Company had $0 and $97,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and six months ended June 30, 2018, and 2017 (unaudited) was, $45,000, $97,000, $53,000 and $105,000, respectively.

NOTE 8: Employee Stock Ownership Plan

The Company established an Employee Stock Ownership Plan (ESOP) covering substantially all employees. The ESOP acquired 112,080 shares of Company common stock at $10 per share with funds provided by a loan from the Company. Accordingly, $1,121,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan and are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors, are made to the ESOP.

ESOP expense for the three and six months ended June 30, 2018 (unaudited) was $40,000 and $80,000, respectively.

	June 30,	December 31,
	2018	2017
	(Unaudited)
Allocated shares	30,326	30,326
Unreleased shares	78,456	78,456
Total ESOP shares	108,782	108,782

Fair value of unreleased shares at June 30, 2018, and December 31, 2017 (in thousands)	$2,275	$2,267

At June 30, 2018 (unaudited) and December 31, 2017 the fair value of the 30,326 allocated shares held by the ESOP was $879,000 and $876,000 respectively, based on the quoted per share price of $29.00 and $28.89 at June 30, 2017 (unaudited) and Decmber 31, 2017 respectively.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to purchase such shares at their fair market value based on the most recent valuation report any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The allocated shares held by the ESOP and the outstanding shares held by former employees subject to the repurchase option totaled 30,519 at both June 30, 2018 (unaudited) and December 31, 2017. At June 30, 2018 (unaudited), and December 31, 2017 the 30,519 shares had a fair value of $885,000 ($29.00 per share based on the most recent valuation report and $855,000 ($28.00 per share) respectively, and have been classified as mezzanine capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets increased $12.3 million, or 4.1%, to $311.7 million at June 30, 2018. The increase was primarily the result of an increase in net loans, cash and cash equivalents and investment securities available for sale, offset in part by a decrease in loans held for sale and premises and equipment.

Total cash and cash equivalents increased $3.4 million, or 32.4%, to $13.7 million at June 30, 2018 from $10.3 million at December 31, 2017. The increase in total cash and cash equivalents reflected fluctuations in balances for funding normal operations.

Securities classified as available for sale increased $1.4 million, or 6.9%, to $21.7 million at June 30, 2018 from $20.3 million at December 31, 2017. At June 30, 2018, securities classified as available for sale consisted of mortgage-backed securities and municipal obligations. The increase is primarily the result of $4.1 million in purchases of securities available for sale offset by $2.2 million of cash flow from maturities and pay downs on mortgage backed securities.

Net loans, including loans held for sale, increased $9.9 million, or 4.1%, to $250.8 million at June 30, 2018 from $240.9 million at December 31, 2017, due primarily to increases in commercial and multi-family loans of $3.9 million, consumer loans of $2.3 million, construction loans of $1.8 million and commercial loans of $1.3 million, offset by a decrease in second mortgages and home equity lines of credit of $228,000. Total loans held for sale decreased $2.4 million. Total non-performing loans decreased $244,000 to $1.1 million at June 30, 2018 from $823,000 at December 31, 2017.

Deposits increased $3.2 million or 1.4%, to $230.2 million at June 30, 2018 from $227.0 million at December 31, 2017. The increase was due to increases in certificates of deposit of $2.7 million, non-interest bearning accounts of $2.4 million and savings accounts of $1.1 million, offset by decreases in money market deposit accounts of $2.7 million and interesting bearing checking accounts of $309,000.

Federal Home Loan Bank advances increased $9.0 million to $50.5 million at June 30, 2018, from $41.5 million at December 31, 2017.

Total equity increased $438,000 to $29.5 million at June 30, 2018, from $29.0 million at December 31, 2017. The increase was primarily a result of year to date net income of $702,000, stock-based compensation expense of $133,000, and ESOP shares earned of $80,000, offset in part by decreases to accumulated other comprehensive income of $302,000, dividends of $129,000 and shares repurchased of $46,000.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General. We recorded net income of $354,000 for the quarter ended June 30, 2018 compared to a net loss of $99,000 for the quarter ended June 30, 2017. The increase was primarily due to increased other income of $457,000 and a decrease in other expenses of $295,000, offset by increases in the provision for loan losses of $73,000, the provision for income tax of $197,000 and a decrease in net interest income of $28,000.

Interest Income. Interest income increased $223,000, or 6.3%, to $3.8 million for the quarter ended June 30, 2018 from $3.5 million for the quarter ended June 30, 2017. The average balance of total interest-earning assets increased $15.2 million, or 5.7%, to $283.3 million for the quarter ended June 30, 2018 from $268.1 million for the quarter ended June 30, 2017 as the average weighted rate earned on these assets also increased 3 basis points to 5.31% for the 2018 period from 5.28% from the 2017 period.

Interest income on loans increased $182,000, or 5.4%, to $3.6 million for the quarter ended June 30, 2018 from $3.4 million for the quarter ended June 30, 2017, as the average balance of loans increased and the average yield on loans decreased. The average balance of net loans increased $14.6 million, or 6.3%, to $247.5 million for the quarter ended June 30, 2018 from $232.9 million for the quarter ended June 30, 2017. The average weighted yield on our loan portfolio decreased 5 basis points to 5.79% for the quarter ended June 30, 2018 from 5.84% for the quarter ended June 30, 2017, as the yield on commerical, commercial and multi-family, and residential real estate all decreased from the periods ended june 2018 and 2017.

Interest income on investment securities increased $8,000 to $111,000 for the 2018 quarter from $103,000 for the 2017 quarter. The average balance of our securities available for sale decreased $458,000, or 2.0%, to $22.3 million for the quarter ended June 30, 2018 from $22.7 million for the quarter ended June 30, 2017. The average yield on our securities portfolio increased to 2.00% for the quarter ended June 30, 2018 from 1.82% for the quarter ended June 30, 2017.

Interest Expense. Interest expense increased $250,000, or 48.7%, to $765,000 for the quarter ended June 30, 2018 from $515,000 for the quarter ended June 30, 2017. The increase resulted from an increase in interest expense on deposits of approximately $125,000, and interest on advances of $125,000. The average weighted rate paid on deposits increased 25 basis points to 1.05% for the quarter ended June 30, 2018 from 0.80% for the quarter ended June 30, 2017. The average balance of interest-bearing deposits decreased $486,000 or 0.2%, to $203.3 million for the quarter ended June 30, 2018 from $203.8 million for the quarter ended June 30, 2017. The decrease in the average balance of interest bearing deposits was comprised of decreases in interest bearing checking accounts of $4.1 million, and money market deposit accounts of $2.4 million, offset by increases in certificates of deposit of $5.6 million and savings accounts of $521,000.

The average balance of our certificates of deposit increased 5.5 million, or 5.3%, to $109.8 million for the quarter ended June 30, 2018 from $104.2 million for the quarter ended June 30, 2017. The rate paid on certificates of deposit increased 40 basis points to 1.65% for the 2018 period from 1.25% for the 2017 period. This rate increase was due to the rising interest rate environment. Checking, money market and savings accounts interest expense remained steady at $82,000 for the quarters ending June 30, 2018 and 2017.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $125,000 or 116.5% to $232,000 for the quarter ended June 30, 2018 from $107,000 for the quarter ended June 30, 2017 reflecting an increase of 67 basis points in the rate to 1.93% for the quarter ended June 30, 2018 from 1.26% for the quarter ended June 30, 2017. The increase was due to the increased average balance of advances of $14.3 million from the prior quarter and the rising rate environment.

Net Interest Income. Net interest income decreased $28,000, or 0.9%, to $2.99 million for the quarter ended June 30, 2018 from $3.0 million for the quarter ended June 30, 2017. Our net interest rate spread decreased to 4.09% for the quarter ending June 30, 2018 down from 4.41% for the quarter ending June 30, 2017.

The following table summarize average balances and yields, costs of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2018 and 2017.

	Three months ended June 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$247,502	$3,573	5.79%	$232,882	$3,391	5.84%
Investment Securities	22,283	111	2.00%	22,741	103	1.82%
Other interest-earning assets	13,507	66	1.96%	12,469	34	1.09%
	283,292	3,750	5.31%	268,092	3,528	5.28%
Noninterest-earning assets	24,044			25,280
Total assets	$307,336			$293,372

Liabilities and stockholder's equity
Interest-bearing liabilities:
Now accounts	32,007	17	0.21%	36,142	16	0.18%
Money market accounts	39,326	48	0.49%	41,743	52	0.50%
Savings accounts	22,207	17	0.31%	21,686	14	0.26%
Certificates of deposit	109,783	451	1.65%	104,238	326	1.25%
Total interest-bearing deposits	203,323	533	1.05%	203,809	408	0.80%
FHLB advances	48,269	232	1.93%	33,950	107	1.26%
Total interest-bearing liabilities	251,592	765	1.22%	237,759	515	0.87%
Noninterest-bearing deposits	25,136			24,504
Other noninterest-bearing liabilities	1,425			2,109
Total liabilities	278,153			264,372
Total stockholders' equity	29,183			29,000
Total liabilities and stockholders' equity	$307,336			$293,372
Net interest income		$2,985			$3,013
Interest rate spread			4.09%			4.41%
Net interest margin (annualized)			4.21%			4.50%
Average interest-earning assets to average interest-bearing liabilities			112.60%			112.76%

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our annual report on Form 10-K we recorded a provision for loan losses of $479,000 for the quarter ended June 30, 2018 compared to $406,000 for the quarter ended June 30, 2017, an increase of $73,000. The increase to the provision was based on management’s quarterly analysis of the loan portfolio and credit quality indicators including charge off trends and qualitative factors. The allowance for loan losses was $3.1 million, or 1.2% of total loans, at June 30, 2018, compared to $2.4 million, or 1.0% of total loans, at June 30, 2017. This increase was due primarily to the increase in balances in our loan portfolio of $15.8 million for the period ended June 30, 2018 from June 30, 2017. Non-performing loans increased to $1.1 million at June 30, 2018 from $953,000 at June 30, 2017. The allowance for loan losses as a percentage of non-performing loans was 288.1% at June 30, 2018 compared to 248.9% at June 30, 2017. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2018 and 2017.

Noninterest Income. Noninterest income increased $457,000, to $447,000 for the quarter ended June 30, 2018 from a loss of $9,000 for the quarter ended June 30, 2017. The increase was primarily due to an increase in gain on other assets of $509,000 to $27,000 for the quarter ended June 30, 2018 from a loss of $482,000 for the quarter ended June 30, 2017, partially offset by a decrease in the gain on sale of loans of $111,000 as premiums on loan sales declined in 2018. The change in gain on other assets was due to management’s determination that the fair market value on a single commercial property held in foreclosed real estate held for sale had decreased during the second quarter of 2017 resulting in a write down of $400,000.

Noninterest Expense. Noninterest expense decreased $295,000, or 10.6%, to $2.5 million for the quarter ended June 30, 2018 from $2.8 million for the quarter ended June 30, 2017. Changes included an increase salaries and employee benefits of $86,000, an increase in net occupancy of $67,000, a decrease in foreclosed real estate and repossession expenses of $289,000, and a decrease in professional fees of $128,00. Salaries and employee benefits increased due to normal cost of living adjustments and merit increases, and other benefit programs. Net occupancy expense increased due to the completion of the administrative and operations building late in 2017 and affixed depreciation on the building and furniture fixtures and equipment. Expenses related to foreclosed real estate increased due to additional expenses recorded in relation to maintenance of a commercial property held in foreclosed real estate held for sale that occurred in 2017 that did not recur in 2018. Professional fees decrease due to legal and information technology consulting fees of $94,000 that occurred in 2017 that did not recur in 2018.

Income Tax Expense (Benefit). We recorded income tax expense of $120,000 for the quarter ended June 30, 2018 compared to an income tax benefit of ($78,000) for the 2017 period, reflecting pre-tax income of $474,000 durring the 2018 quarter versus a loss before income tax benefit of $177,000 durring the 2017 quarter. Our effective tax rate was 25.3% for the quarter ended June 30, 2018 compared to (43.9%) for the quarter ended June 30, 2017, reflecting an increase in pretax income and a reduced corporate federal income tax rate.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General. Net income increased $363,000 to $702,000 for the six months ended June 30, 2018 compared to net income of $338,000 for the six months ended June 30, 2017. The increase in net income resulted primarily from increased noninterest income of $549,000 and a decrease in noninterest expenses of $186,000, offset by increases in the provision for loan losses of $270,000, the provision for income tax of $87,000 and a decrease in net interest income of $15,000.

Interest Income. Interest income increased $448,000, or 6.5%, to $7.4 million for the six months ended June 30, 2018 from $6.9 million for the six months ended June 30, 2017. The average balance of total interest-earning assets increased $13.6 million, or 5.1%, to $280.3 million for the six months ended June 30, 2018 from $266.8 million for the six months ended June 30, 2017. The average yield on total interest-earning assets increased seven basis points to 5.31% for the 2018 period from 5.24% for the 2017 period.

Interest income and fees on loans increased $366,000, or 5.5%, to $7.0 million for the six months ended June 30, 2018 from $6.7 million for the six months ended June 30, 2017. The average balance of loans increased $12.9 million, or 5.5%, to $245.6 million for the six months ended June 30, 2018 from $232.7 million for the six months ended June 30, 2017. The average weighted yield on the loan portfolio was unchanged at 5.77% for the six months ended June 30, 2018 and 2017, as the increase in our higher yielding consumer loans were offset by decreases in the rest of the portfolio.

Interest income on investment securities increased $7,000, or 3.4%, to $214,000 for the six months ended June 30, 2018 from $207,000 for the six months ended June 30, 2017. The increase resulted primarily from an increase in the average yield on the securities portfolio to 2.00% for the six months ended June 30, 2018 from 1.79% for the six months ended June 30, 2017. The average balance of securities available for sale, decreased $1.7 million, or 7.3%, to $21.6 million for the six months ended June 30, 2018 from the 2017 period.

Interest Expense. Total interest expense increased $463,000 or 46.2%, to $1.5 million for the six months ended June 30, 2018 from $1.0 million for the six months ended June 30, 2017. The average rate we paid on deposits increased twenty-four basis points to 1.03% for the six months ended June 30, 2018 from 0.79% for the six months ended June 30, 2017. The average balance of interest-bearing deposits remained unchanged at $203.1 million for the periods ended June 30, 2018 and 2017. The average balance of deposits was comprised of increases in certificates of deposit accounts of $3.4 million, and savings accounts of $214,000, offset by decreases in interest bearing checking of $2.9 million, and money market deposit accounts of $761,000.

The average balance of our certificates of deposit increased $3.4 million, or 3.2%, to $109.1 million for the six months ended June 30, 2018 from $105.7 million for the six months ended June 30, 2017. Interest expense on certificates of deposit increased $231,000 for the 2018 period as compared to the 2017 period due to the increased average rate paid of 1.61% in the 2018 period up thirty-nine basis points from 1.22% in 2017. Interest bearing checking, money market and savings accounts interest expense increased a total of $10,000 to $161,000 for the period ending June 30, 2018 from $151,000 for the period ending June 30, 2017.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $223,000, or 105.6%, to $434,000 for the six months ended June 30, 2018 from $211,000 for the six months ended June 30, 2017. The average balance of borrowed funds increased $13.0 million and the average weighted rate increased sixty basis points to 1.86% for the 2018 period from 1.26% from the 2017 period.

Net Interest Income. Net interest income remained unchanged at $5.9 million for the six months ended June 30, 2018 and 2017. Our net interest rate spread decreased to 4.13% for the six months ended June 30, 2018 from 4.39% for the six months ended June 30, 2017, net interest margin also decreased to 4.22% for the six months ended June 30, 2018 from 4.44% for six months ended June 30, 2017.

The following table summarize average balances and yields, costs of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2018 and 2017.

	Six months ended June 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$245,596	$7,028	5.77%	$232,701	$6,662	5.77%
Investment Securities	21,577	214	2.00%	23,274	207	1.79%
Other interest-earning assets	13,175	134	2.05%	10,805	59	1.10%
	280,348	7,376	5.31%	266,780	6,928	5.24%
Noninterest-earning assets	24,157			24,222
Total assets	$304,505			$291,002

Liabilities and stockholder's equity
Interest-bearing liabilities:
Now accounts	32,273	33	0.21%	35,168	29	0.17%
Money market accounts	39,891	97	0.49%	40,652	96	0.48%
Savings accounts	21,800	31	0.29%	21,586	26	0.24%
Certificates of deposit	109,123	872	1.61%	105,692	641	1.22%
Total interest-bearing deposits	203,087	1,033	1.03%	203,098	792	0.79%
FHLB advances	46,909	433	1.86%	33,876	211	1.26%
Total interest-bearing liabilities	249,996	1,466	1.18%	236,974	1,003	0.85%
Noninterest-bearing deposits	24,019			23,503
Other noninterest-bearing liabilities	1,464			1,879
Total liabilities	275,479			262,356
Total stockholders' equity	29,026			28,647
Total liabilities and stockholders' equity	$304,505			$291,003
Net interest income		$5,910			$5,925
Interest rate spread			4.13%			4.39%
Net interest margin (annualized)			4.22%			4.44%
Average interest-earning assets to average interest-bearing liabilities			112.14%			112.58%

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” in our annual report on Form 10-K we recorded a provision for loan losses of $1.0 million for the six months ended June 30, 2018 and $764,000 for the six months ended June 30, 2017. The increase to the provision is based on management’s quarterly analyses of the loan portfolio and credit quality indicators including charge-off trends and qualitative factors. The allowance for loan losses was $3.1 million, or 1.2% of total loans, at June 30, 2018, compared to $2.4 million, or 1.0% of total loans, at June 30, 2017. Total nonperforming loans were $1.1 million at June 30, 2018, compared with $953,000 at June 30, 2017. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2018 and 2017.

Noninterest Income. Noninterest income increased $549,000, or 135.8%, to $954,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was due primarily to the increase in gain on other assets of $523,000 to $20,000 for the six months ended June 30, 2018 from a loss of $503,000 for the six months ended June 30, 2017. The change was due primarily to management’s determination that the fair market value on a single commercial property held in foreclosed real estate held for sale had decreased during the second quarter of 2017 resulting in a write down of $400,000.

Noninterest Expense. Noninterest expense decreased $186,000, or 3.7%, to $4.9 million for the six months ended June 30, 2018, from $5.1 million for the six months ended June 30, 2017. The decrease was due primarily to decreases in foreclosed real estate and repossession expense of $278,000, professional fees of $107,000, and ATM charges of $81,000, offset by increases in salaries and employee benefits of $156,000, and net occupancy of $137,000. Expenses related to foreclosed real estate decreased due to the sale in 2017 of a commercial property held in foreclosure and relief of the related carryforward costs. The savings in ATM charges are due to the transition to a new servicer. Salaries and employee benefits increased due to normal cost of living and merit increases, and other employee benefit programs. Net occupancy expense increased due to the completion of the administrative and operations building late in 2017 and affixed depreciation on the building and furniture fixtures and equipment.

Income Tax Expense. We recorded income tax expense of $239,000 for the six months ended June 30, 2018 compared to $152,000 income tax expense for the 2017 period, reflecting income of $941,000 before income tax expense for the six months ended June 30, 2018, compared to income before income tax expense of $491,000 for the six months ended June 30, 2017. Our effective tax rate was 25.4% for the six months ended June 30, 2018, compared to 31.0% for the six months ended June 30, 2017, reflecting an increase in pretax income and a reduced corporate federal income tax rate following the passage of tax legislation in December 2017.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.5 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was ($13.1 million) and ($5.6 million) for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $12.0 million and $6.1 for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $29.5 million, or 9.6% of adjusted total assets, which is above the required level of $12.2 million, or 4%; and total risk-based capital of $32.6 million, or 13.2% of risk-weighted assets, which is above the required level of $19.7 million, or 8%. Accordingly West End Bank, S.B. was categorized as well capitalized at June 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2018, we had outstanding commitments to originate loans of $19.6 million and stand-by letters of credit of $45,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2018 totaled $44.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018 there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEST END INDIANA BANCSHARES, INC.

Date: August 14, 2018	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: August 14, 2018	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

