Form 10-Q
period 2018-09-30
West End Indiana Bancshares, Inc.
filed 2018-11-14
CIK 1523854

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company “in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

As of November 14, 2018, there were 1,065,336 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$1,715,309	$1,588,203
Interest-bearing demand deposits	10,526,565	8,757,619
Cash and cash equivalents	12,241,874	10,345,822
Investment securities available for sale	20,479,831	20,296,672
Loans held for sale	947,213	2,877,012
Loans, net of allowance for loan losses of $3,079,138 and $2,744,684	249,881,543	240,858,812
Premises and equipment	8,909,958	9,127,886
Federal Home Loan Bank stock	2,435,700	2,435,700
Interest receivable	1,080,693	1,103,553
Bank-owned life insurance	7,090,644	6,959,909
Foreclosed real estate held for sale	16,000	39,375
Other assets	5,634,938	5,369,094

Total assets	308,718,394	$299,413,835

Liabilities and Equity

Liabilities
Deposits	$226,763,562	$226,980,788
Federal Home Loan Bank advances	50,500,000	41,500,000
Interest payable	132,385	105,709
Other liabilities	1,590,870	1,797,971
Total liabilities	278,986,817	270,384,468

Commitments and Contingencies

Redeemable common stock held by Employee Stock
Ownership Plan (ESOP)	873,886	854,526

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,065,336 and 1,066,858	10,653	10,668
Additional paid in capital	6,224,437	6,062,163
Retained earnings	24,999,686	24,029,397
Unearned employee stock ownership plan (ESOP)	(742,530)	(784,560)
Accumulated other comprehensive loss	(760,669)	(288,301)
Total stockholders’ equity	29,731,577	29,029,367

Less maximum cash obligation related to ESOP shares	(873,886)	(854,526)

Total stockholders’ equity less maximum cash obligation related to ESOP shares	28,857,691	28,174,841

Total liabilities and stockholders’ equity	$308,718,394	$299,413,835

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,607,143	$3,446,645	$10,634,923	$10,108,915
Investment securities	108,465	89,466	322,425	297,068
Other	75,430	33,002	209,937	91,343
Total interest income	3,791,038	3,569,113	11,167,285	10,497,326

Interest Expense
Deposits	568,156	408,357	1,600,700	1,200,435
Federal Home Loan Bank advances	250,739	141,511	684,313	352,438
Total interest expense	818,895	549,868	2,285,013	1,552,873

Net Interest Income	2,972,143	3,019,245	8,882,272	8,944,453
Provision for loan losses	515,848	382,000	1,549,746	1,146,000
Net Interest After Provision for Loan Losses	2,456,295	2,637,245	7,332,526	7,798,453

Other Income
Service charges on deposit accounts	179,213	184,348	532,345	520,709
Loan servicing income, net	(252)	(26,176)	127,213	13,929
Debit card income	101,613	88,617	299,241	277,317
Gain on sale of loans	78,446	104,313	223,989	358,264
Increase in cash surrender value of life insurance	43,833	44,220	130,735	132,272
Loss on other assets	(59,062)	(99,645)	(39,264)	(602,585)
Other income	177,640	5,031	201,006	5,232
Total other income	521,431	300,708	1,475,265	705,138

Other Expense
Salaries and employee benefits	1,376,704	1,386,526	4,158,077	4,011,679
Net occupancy	214,097	142,145	631,218	422,425
Data processing fees	139,518	121,664	383,871	342,360
Professional fees	215,995	291,130	427,075	609,508
Director expenses	24,300	26,727	72,972	91,205
Advertising	70,754	65,187	194,300	216,718
ATM charges	47,595	39,138	135,445	208,379
Postage and courier	61,191	56,166	183,493	181,341
FDIC insurance premiums	41,000	40,500	121,000	124,500
Foreclosed real estate and repossession expense	21,345	80,114	133,920	470,319
Other expenses	335,056	319,516	995,052	965,374
Total other expenses	2,547,555	2,568,813	7,436,423	7,643,808

Income Before Income Tax	430,171	369,140	1,371,368	859,783
Income tax expense	27,868	132,697	267,265	284,874

Net Income	$402,303	$236,443	$1,104,103	$574,909

Earnings Per Share
Basic	$0.41	$0.24	$1.12	$0.58
Diluted	0.39	0.23	1.07	0.56
Dividends Per Share	0.07	0.06	0.20	0.18

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$402,303	$236,443	$1,104,103	$574,909
Other comprehensive income, net of tax

Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $(37,234) and $30,829, $(144,013) and $72,557	(105,234)	49,875	(407,019)	116,359

	(105,234)	49,875	(407,019)	116,359
Comprehensive income	$297,069	$286,318	$697,084	$691,268

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
Operating Activities
Net income	$1,104,103	$574,909
Items not requiring (providing) cash
Provision for loan losses	1,549,746	1,146,000
Depreciation and amortization	389,536	210,506
Investment securities amortization, net	216,994	250,109
Loan originated for sale	(8,130,013)	(11,901,444)
Proceeds on loan sold	10,193,252	12,468,014
Loss on other assets	39,264	602,585
ESOP shares earned	123,769	126,263
Stock based compensation	134,738	216,646
Gain on loans sold	(223,989)	(358,264)
Net change in
Interest receivable	22,860	89,426
Interest payable	26,676	13,049
Cash surrender value of life insurance	(130,735)	(132,272)
Other adjustments	(115,773)	(37,732)
Net cash provided by operating activities	5,200,428	3,267,795

Investing Activities
Purchases of securities available for sale	(4,126,227)	(1,016,563)
Proceeds from maturities of securities available for sale	3,175,042	3,219,914
Purchase of FHLB stock	-	(521,800)
Net change in loans	(11,005,364)	(8,204,855)
Purchase of premises and equipment	(171,608)	(3,521,044)
Proceeds from sale of foreclosed real estate	294,388	90,872
Net cash used in investing activities	(11,833,769)	(9,953,476)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	(3,499,652)	8,692,868
Net change in certificates of deposit	3,282,426	(10,518,218)
Repurchased shares	(54,218)	(28,430)
Repayment of FHLB advances	(13,000,000)	(27,000,000)
Proceeds from FHLB advances	22,000,000	38,500,000
Cash dividends	(199,163)	(176,934)
Net cash provided by financing activities	8,529,393	9,469,286

Net Change in Cash and Cash Equivalents	1,896,052	2,783,605

Cash and Cash Equivalents, Beginning of Period	10,345,822	7,649,356

Cash and Cash Equivalents, End of Period	$12,241,874	$10,432,961

Additional Cash Flows Information
Interest paid	$2,258,336	$1,539,824
Income tax paid	35	673,909
Real estate acquired in settlement of loans	815,869	259,440
Sale and financing of foreclosed real estate	395,412	1,889,878

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2018

							Maximum
							Cash
						Accumulated	Obligation
	Common Stock		Additional		Unearned	Other	Related to	Total
	Shares		Paid-In	Retained	ESOP	Comprehensive	ESOP	Stockholders’
	Outstanding	Amount	Capital	Earnings	Shares	Loss	Shares	Equity
	(Unaudited)
Balances at January 1, 2018	1,066,858	$10,668	$6,062,163	$24,029,397	$(784,560)	$(288,301)	$(854,526)	$28,174,841
Net income	-	-	-	1,104,103	-	-	-	1,104,103
Other comprehensive loss	-	-	-	-	-	(407,019)	-	(407,019)
Reclassification in connection with ASU 2018-02	-	-	-	65,349	-	(65,349)	-	-
ESOP shares earned	-	-	81,739	-	42,030	-	-	123,769
Stock based compensation expense	-	-	134,738	-	-	-	-	134,738
Change in obligation related to ESOP shares	-	-	-	-	-	-	(19,360)	(19,360)
Shares repurchased	(1,887)	(19)	(54,199)					(54,218)
Shares issued	365	4	(4)					-
Cash dividends ($0.20) per share	-	-	-	(199,163)	-	-	-	(199,163)
Balances at September 30, 2018	1,065,336	$10,653	$6,244,437	$24,999,686	$(742,530)	$(760,669)	$(873,886)	$28,857,691

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2017. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2018, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

NOTE 2: Securities

The amortized cost and approximate fair values of securities are as follows:

	September 30, 2018 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,019	$-	$(232)	$1,787
Mortgage-backed securities - GSE residential	19,491	-	(798)	18,693
Total available for sale	$21,510	$-	$(1,030)	$20,480

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,019	$-	$(67)	$1,952
Mortgage-backed securities – GSE residential	18,757	2	(414)	18,345
Total available for sale	$20,776	$2	$(481)	$20,297

The amortized cost and fair value of securities available for sale at September 30, 2018 (unaudited) and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
After ten years	$2,019	$1,787	$2,019	$1,952
Mortgage-backed securities - GSE residential	19,491	18,693	18,757	18,345
Totals	$21,510	$20,480	$20,776	$20,297

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $10,950,000 at September 30, 2018 (unaudited). Securities pledged at December 31, 2017 were $13,473,000.

There were no activities related to the sales of securities available for sale for the nine months ended September 30, 2018 and 2017.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2018 (unaudited) and December 31, 2017 was $20,480,000 and $19,627,000, which is approximately 100% and 97% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at September 30, 2018 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$-	$-	$1,787	$(232)	$1,787	$(232)
Mortgage-backed securities - GSE residential	5,681	(131)	13,012	(667)	18,693	(798)
	$5,681	$(131)	$14,799	$(899)	$20,480	$(1,030)

Securities with unrealized losses at December 31, 2017 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$-	$-	$1,952	$(67)	$1,952	$(67)
Mortgage-backed securities - GSE residential	4,644	(40)	13,031	(374)	17,675	(414)
	$4,644	$(40)	$14,983	$(441)	$19,627	$(481)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

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

Categories of loans include:

	(Unaudited)
	September 30,	December 31,
	2018	2017
	(In Thousands)
Commercial	$12,188	$11,572
Real estate loans
Residential	64,433	61,885
Commercial and multi-family	60,616	57,485
Construction	3,447	2,093
Second mortgages and equity lines of credit	7,057	6,594
Consumer loans
Indirect	86,812	86,109
Other	18,510	17,978
	253,063	243,176
Less
Net deferred loan fees, premiums and discounts	102	112
Allowance for loan losses	3,079	2,745
Total loans	$249,882	$240,859

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2018 (unaudited) and 2017 (unaudited):

		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2018:
Balance, beginning of period	$557	$208	$886	$4	$10	$1,409	$3,074
Provision(credit) for losses	(120)	(8)	109	-	1	534	516
Recoveries on loans	2	-	-	-	-	29	31
Loans charged off	(39)	(8)	-	-	-	(495)	(542)
Balance, end of year	$400	$192	$995	$4	$11	$1,477	$3,079
Nine Months Ended September 30, 2018:
Balance, beginning of year	$303	$191	$886	$2	$10	$1,353	$2,745
Provision for losses	135	35	110	2	1	1,267	1,550
Recoveries on loans	4	16	-	-	-	99	119
Loans charged off	(42)	(50)	(1)	-	-	(1,242)	(1,335)
Balance, end of year	$400	$192	$995	$4	$11	$1,477	$3,079

		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2017:
Balance, beginning of period	$304	$269	$625	$2	$5	$1,165	$2,370
Provision(credit) for losses	13	(60)	50	-	9	370	382
Recoveries on loans	9	-	-	-	-	46	55
Loans charged off	(17)	-	-	-	(6)	(346)	(369)
Balance, end of year	$309	$209	$675	$2	$8	$1,235	$2,438
Nine Months Ended September 30, 2017:
Balance, beginning of year	$247	$329	$670	$-	$-	$1,031	$2,277
Provision(credit) for losses	191	(46)	37	2	14	948	1,146
Recoveries on loans	9	2	-	-	-	165	176
Loans charged off	(138)	(76)	(32)	-	(6)	(909)	(1,161)
Balance, end of year	$309	$209	$675	$2	$8	$1,235	$2,438

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2018 (unaudited) and December 31, 2017:

		September 30, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Allowance:
Balance, end of year	$400	$192	$995	$4	$11	$1,477	$3,079
Individually evaluated for impairment	317	-	700	-	-	-	1,017
Collectivity evaluated for impairment	83	192	295	4	11	1,477	2,062
Loans:
Ending balance	$12,188	$64,433	$60,616	$3,447	$7,057	$105,322	$253,063
Individually evaluated for impairment	794	-	1362	-	-	-	2,156
Collectivity evaluated for impairment	11,394	64,433	59,254	3,447	7,057	105,322	250,907

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total

	(In Thousands)
Allowance:
Balance, end of year	$303	$191	$886	$2	$10	$1,353	$2,745
Individually evaluated for impairment	214	-	556	-	-	-	770
Collectivity evaluated for impairment	89	191	330	2	10	1,353	1,975
Loans:
Ending balance	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716
Individually evaluated for impairment	814	-	1,605	-	-	-	2,419
Collectivity evaluated for impairment	10,758	61,885	55,880	2,093	6,594	104,087	241,297

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of September 30, 2018 (unaudited) and December 31, 2017:

		September 30, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$11,262	$64,113	$56,296	$3,447	$7,057	$105,322	$247,497
Watch	132	-	971	-	-	-	1,103
Special Mention	-	320	1,987	-	-	-	2,307
Substandard	794	-	1,362	-	-	-	2,156
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-
Total	$12,188	$64,433	$60,616	$3,447	$7,057	$105,322	$253,063

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Pass	$10,601	$61,561	$52,873	$2,093	$6,594	$104,087	$237,809
Watch	157	––	992	—	—	—	1,149
Special Mention	––	324	2,015	—	––	—	2,339
Substandard	814	––	1,605	—	—	––	2,419
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––
Total	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during 2017 or 2018.

The following table presents the Bank’s loan portfolio aging analysis as of September 30, 2018 (unaudited) and December 31, 2017:

		September 30, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$1	$525	$39	$-	$32	$1,646	$2,243
60-89 days past due	33	116	-	-	10	744	903
Greater than 90 days past due	-	517	-	-	18	1,059	1,594
Total past due	34	1,158	39	-	60	3,449	4,740
Current	12,154	63,275	60,577	3,447	6,997	101,873	248,323
Total loans	$12,188	$64,433	$60,616	$3,447	$7,057	$105,322	$253,063

Nonaccrual loans	$-	$285	-	$-	$-	$27	$312
Past due 90 days and accruing	-	232	-	-	18	1,032	1,282
Total	$-	$517	$-	$-	$18	$1,059	$1,594

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
30-59 days past due	$10	$378	$-	$-	$57	$1,536	$1,981
60-89 days past due	-	18	39	-	-	472	529
Greater than 90 days and accruing	-	149	8	-	-	666	823
Total past due	10	545	47	-	57	2,674	3,333
Current	11,562	61,340	57,438	2,093	6,537	101,413	240,383
Total loans	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716

Nonaccrual loans	$-	$115	$8	$-	$-	$-	$123
Past due 90 days and accruing	-	34	-	-	-	666	700
Total	$-	$149	$8	$-	$-	$666	$823

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2018 (unaudited) and December 31, 2017:

		September 30, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi -Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$56	$-	$418	$-	$-	$-	$474
Unpaid principal balance	56	-	418	-	-	-	474
Impaired loans with a specific allowance:
Recorded investment	738	-	944	-	-	-	1,682
Unpaid principal balance	738	-	944	-	-	-	1,682
Specific allowance	317	-	700	-	-	-	1,017
Total impaired loans:
Recorded investment	794	-	1,362	-	-	-	2,156
Unpaid principal balance	794		1,362				2,156
Specific allowance	317	-	700	-	-	-	1,017

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$76	$-	$812	$-	$-	$-	$888
Unpaid principal balance	76	-	812	-	-	-	888
Impaired loans with a specific allowance:
Recorded investment	738	-	793	-	-	-	1,531
Unpaid principal balance	738	-	793	-	-	-	1,531
Specific allowance	214	-	556	-	-	-	770
Total impaired loans:
Recorded investment	814	-	1,605	-	-	-	2,419
Unpaid principal balance	814	-	1,605	-	-	-	2,419
Specific allowance	214	-	556	-	-	-	770

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2018 (unaudited) and 2017 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2018:
Total impaired loan:
Average recorded investment	$799	$––	$1,475	$––	$––	$––	$2,274
Interest income recognized	12	—	21	––	––	––	33
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Nine Months Ended September 30, 2018:
Total impaired loan:
Average recorded investment	$806	$––	$1,538	$––	$––	$––	$2,344
Interest income recognized	36	—	64	––	––	––	100
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2017:
Total impaired loan:
Average recorded investment	$826	$––	$1,807	$––	$––	$––	$2,633
Interest income recognized	13	—	23	––	––	––	36
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Nine Months Ended September 30, 2017:
Total impaired loan:
Average recorded investment	$1,556	$––	$1,797	$––	$––	$––	$3,353
Interest income recognized	75	—	69	––	––	––	144
Interest income recognized on a cash basis	—	—	––	––	––	––	––

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

During the three and nine months ended September 30, 2018 (unaudited) and 2017 (unaudited), there were no new restructurings classified as TDRs. No loans restructured during the last twelve months defaulted during the three and nine months ended September 30, 2018 (unaudited) and 2017 (unaudited).

At September 30, 2018 and December 31, 2017, there were $611,000 and $126,000, respectively, of residential real estate loans in process of foreclosure.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At September 30, 2018 (unaudited) and December 31, 2017, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017:

		(Unaudited)
		September 30, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,787	$—	$1,787	$—
Mortgage-backed securities - GSE residential	18,693	—	18,693	—
Mortgage-servicing rights	830	—	—	830

		December 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,952	$—	$1,952	$—
Mortgage-backed securities - GSE residential	18,345	—	18,345	—
Mortgage-servicing rights	731	—	—	731

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited)
	Mortgage-Servicing Rights
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In Thousands)
Balances, beginning of period	$832	$729	$731	$719
Total unrealized gains (losses) included in net income	(6)	(39)	81	(46)
Additions (rights recorded on sale of loans)	40	41	103	97
Settlements (payments)	(36)	(30)	(85)	(69)
Balances, end of period	$830	$701	$830	$701

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		September 30, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited) (In Thousands)
Impaired loans	$665	$—	$—	$665

		December 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$761	$—	$—	$761

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at September 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands) (unaudited)
Impaired loans	$665	Based on independent appraisals	Marketability Discount	50.0%
Mortgage-servicing rights	$830	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	6.0% -6.6% (6.4%) 8.2% - 10.8% (8.8%) 1.7-5.1 (4.53)

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$761	Comparative sales based on independent appraisals	Marketability Discount	12.0% - 50.0%
Mortgage-servicing rights	$731	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.3% -6.0% (5.8%) 10.7% - 12.3% (10.8%) 1.9 – 4.5 (4.1)

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2018 (unaudited) and December 31, 2017.

	(Unaudited)
	September 30, 2018
		Fair Value
	Carrying Amount	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$12,242	$12,242	$-	$-
Loan held for sale	947	-	947	-
Loans, net	249,881	-	-	245,904
Federal Home Loan Bank stock	2,436	-	2,436	-
Interest receivable	1,081	-	1,081	-
Financial liabilities
Deposits	226,764	116,562	110,314	-
Federal Home Loan Bank advances	50,500	-	50,416	-
Interest payable	132	-	132	-

	December 31, 2017
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Financial assets
Cash and cash equivalents	$10,346	$10,346	$––	$—
Loan held for sale	2,877	––	2,877	—
Loans, net	240,859	—	––	242,133
Federal Home Loan Bank stock	2,436	—	2,436	—
Interest receivable	1,103	—	1,103	—
Financial liabilities
Deposits	226,981	120,061	106,999	—
Federal Home Loan Bank advances	41,500	—	41,553	—
Interest payable	106	—	106	—

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

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$402	$236	$1,104	$575
Allocated to participating securities	-	(3)	(8)	(11)
Net income allocated to common stockholders	$402	$233	$1,096	$564

Weighted average common shares outstanding, gross	1,065,420	1,066,751	1,066,303	1,066,580
Less: Average unearned ESOP shares and participating securities	(75,177)	(92,451)	(83,554)	(100,675)
Weighted average common shares outstanding, net	990,243	974,300	982,749	965,905
Effect of diluted based awards	48,794	41,576	44,538	44,347
Weighted average shares and common stock equivalents	1,039,037	1,015,876	1,027,287	1,010,252

Income per common share:
Basic	$0.41	$0.24	$1.12	$.58
Diluted	$0.39	$0.23	$1.07	$.56

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan are authorized but unissued shares. The maximum number of shares authorized under the Plan is 196,140. Total share-based compensation expense for the three and nine months ended September 30, 2018 (unaudited) was $2,000 and $135,000, and for the three and nine months ended September 30, 2017 (unaudited) was $72,000 and $217,000.

Stock Options

The table below represents the stock option activity for the period shown (unaudited):

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2018	128,150	$19.00	5.75
Granted	-	-	-
Exercised	(900)	18.75	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at September 30, 2018	127,250	$19.00	5.00
Exercisable options outstanding at September 30, 2018	119,650	$18.85	4.75

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2017	136,550	$18.99	6.75
Granted	-	-	-
Exercised	(8,100)	18.95	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at September 30, 2017	128,450	$19.00	6.00
Exercisable options outstanding at September 30, 2017	93,090	$18.85	5.75

At September 30, 2018 (unaudited) and December 31, 2017, the Company had $17,000 and $56,000 of unrecognized compensation expense related to stock options. The cost of stock options is amortized in monthly installments over the five-year vesting period. Exercisable options vested in the nine months ended September 30, 2018 and 2017 (unaudited) were 27,760, and 27,760 respectively. Stock option expense for the three and nine months ended September 30, 2018 and 2017 (unaudited) was $2,000, $38,000, $20,000 and $59,000 respectively. The total intrinsic value of options as of September 30, 2018 and September 30, 2017 (unaudited) was $1,411,000 and $1,317,000, respectively. The total intrinsic value of exercisable options as of September 30, 2018 and 2017 (unaudited) was $1,345,000 and $972,000 respectively.

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

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2018	11,208	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at September 30, 2018	—	—

As of September 30, 2018 (unaudited) and December 31, 2017, the Company had $0 and $97,000 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three and nine months ended September 30, 2018 (unaudited), and 2017 (unaudited) was, $0, $97,000, $53,000 and $158,000, respectively.

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

ESOP expense for the three and nine months ended September 30, 2018 (unaudited) was $43,000 and $124,000.

	September 30,	December 31,
	2018	2017
	(unaudited)
Allocated shares	29,555	30,326
Unreleased shares	78,456	78,456
Total ESOP shares	108,011	108,782

Fair value of unreleased shares at September 30 (in thousands)	$2,361	$2,267

At September 30, 2018 (unaudited), the fair value of the 29,555 allocated shares held by the ESOP was $889,000 based on the quoted per share price of $30.09. At December 31, 2017, the fair value of the 30,326 allocated shares held by the ESOP was $876,000, based on the quoted per share price of $28.89.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to purchase such shares at their fair market value based on the most recent valuation report any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The allocated shares held by the ESOP and the outstanding shares held by former employee’s subject to the repurchase option totaled 29,555 at September 30, 2018 (unaudited) and 30,519 at December 31, 2017. The fair value of the 29,555 shares at September 30, 2018 (unaudited) was $857,000 ($29.00 per share based on the most recent valuation report) and the fair value of the 30,519 shares at December 31, 2017 was $855,000 ($28.00 per share based on the most recent valuation report) and have been classified as mezazanine capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at September 30, 2018 and for three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10- Q.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets increased $9.3 million, or 3.1%, to $308.7 million at September 30, 2018 from $299.4 million at December 31, 2017. The increase was primarily the result of increases in net loans, cash and cash equivalents, securities available for sale and bank-owned life insurance, partially offset by decreases in loans held for sale, and premises and equipment.

Cash and cash equivalents increased 18.3% to $12.2 million at September 30, 2018 from $10.3 million at December 31, 2017. The increase in total cash and cash equivalents reflects fluctuations in balances for funding normal operations.

Securities available for sale increased $183,000, or 0.9%, to $20.5 million at September 30, 2018 from December 31, 2017. The increase is primarily the result of $4.1 million in purchases of securities available for sale, offset by $3.2 million of cash flow from maturities and pay downs on mortgage backed securities. At September 30, 2018, securities available for sale consisted of mortgage-backed securities and municipal obligations.

Net loans increased $9.0 million, or 3.7%, to $249.9 million at September 30, 2018 from $240.9 million at December 31, 2017. Growth in the loan portfolio was due to increases in commercial and multi-family real estate loans of $3.1 million, one-to-four family residential loans of $2.5 million, construction loans of $1.4 million, indirect consumer loans of $1.2 million, commercial loans of $616,000 and second mortgages and equity lines of credit of $463,000. Total loans held for sale decreased $1.9 million. Total nonperforming loans increased $760,000 to $1.6 million at September 30, 2018 from $823,000 at December 31, 2017.

Deposits decreased $217,000, or 0.1%, to $226.8 million at September 30, 2018 from $227.0 million at December 31, 2017. Core deposits, including savings, interest-bearing and noninterest-bearing checking, and money market deposit accounts, decreased $3.5 million to $116.6 million at September 30, 2018 from $120.1 million at December 31, 2017, and certificates and other time deposits increased $3.3 million to $110.2 million from $106.9 million at September 30, 2018 and December 31, 2017 respectively.

Borrowings, which consisted entirely of Federal Home Loan Bank advances, increased $9.0 million, or 21.7%, to $50.5 million at September 30, 2018 from $41.5 million at December 31, 2017. These advances were used to fund loan growth.

Total stockholders’ equity increased $702,000, or 2.4%, to $29.7 million at September 30, 2018 from $29.0 million at December 31, 2017. The increase was primarily a result of year to date net income of $1.1 million, stock-based compensation expense of $135,000, and ESOP shares earned of $124,000, offset in part by an increase in accumulated other comprehensive loss of $407,000, dividends of $199,000 and shares repurchased of $54,000.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. The Company recorded net income of $402,000 for the quarter ended September 30, 2018 compared to net income of $236,000 for the quarter ended September 30, 2017. The increase to net income resulted primarily from increases in interest income of $222,000, noninterest income of $221,000, a decrease in income tax expense of $105,000 and a decrease in noninterest expenses of $21,000 offset by increases in interest expense of $269,000 and the provision for loan losses of $134,000.

Interest Income. Interest income increased $222,000, or 6.2%, to $3.8 million for the quarter ended September 30, 2018 from $3.6 million for the quarter ended September 30, 2017. The average balance of total interest-earning assets increased $17.2 million, or 6.4%, to $285.6 million for the quarter ended September 30, 2018 from $268.4 million for the quarter ended September 30, 2017. The average yield on interest-earning assets remained steady at 5.27% for the 2018 and 2017 periods.

Interest income on loans increased $160,000, or 4.7%, to $3.6 million for the quarter ended September 30, 2018 from $3.4 million for the quarter ended September 30, 2017. The average balance of net loans increased $13.5 million, or 5.7%, to $251.2 million for the quarter ended September 30, 2018 from $237.7 million for the quarter ended September 30, 2017. The average weighted yield on our loan portfolio decreased 5 basis points to 5.70% for the quarter ended September 30, 2018 from 5.75% for the quarter ended September 30, 2017, as the yield on construction and commercial and multi-family loans decreased from the periods ended September 2018 and 2017.

Interest income on investment securities increased $19,000 to $108,000 for the 2018 quarter from the 2017 quarter. The average balance of our securities available for sale decreased $459,000, or 2.1%, to $21.1 million for the quarter ended September 30, 2018 from $21.6 million for the quarter ended September 30, 2017. The average yield on our securities portfolio increased 39 basis points, to 2.03% for the quarter ended September 30, 2018 from 1.64% for the quarter ended September 30, 2017 as the yield on mortgage backed securities increased quarter to quarter.

Interest Expense. Interest expense increased $269,000, or 48.9%, to $819,000 for the quarter ended September 30, 2018 from $550,000 for the quarter ended September 30, 2017. The average rate paid on deposits increased 28 basis points to 1.11% for the quarter ended September 30, 2018 from 0.83% for the quarter ended September 30, 2017. The average balance of interest-bearing deposits increased $6.0 million, or 3.1%, to $202.5 million for the quarter ended September 30, 2018 from $196.5 million for the quarter ended September 30, 2017. The increase in the average balance of interest-bearing deposits was comprised of increases in certificates of deposit of $11.2 million and savings accounts of $1.1 million, offset by decreases in money market deposit accounts of $3.4 million, and interest-bearing checking accounts of $2.9 million.

The average balance of our certificates of deposit increased $11.2 million, or 11.3%, to $110.4 million for the quarter ended September 30, 2018, from $99.2 million for the quarter ended September 30, 2017. Interest expense on certificates of deposits increased $155,000, or 47.3%, to $483,000 for the quarter ended September 30, 2018 from $328,000 for the year-earlier period. The average rate paid on certificate of deposits increased 43 basis points to 1.74% for the 2018 period from 1.31% for the 2017 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $109,000, or 77.2%, to $251,000 for the quarter ended September 30, 2018 from $142,000 for the quarter ended September 30, 2017. The cost of funds increased 62 basis points as the average balance of FHLB advances increased $9.1 million to $50.5 million at September 30, 2018 quarter, from $41.4 million for the September 30, 2017 quarter.

Net Interest Income. Net interest income remained steady at $3.0 million for the quarters ended September 30, 2018 and 2017. Our net interest rate spread decreased to 3.99% from 4.35%, and our net interest margin decreased to 4.16% from 4.50% quarter to quarter as the cost of deposits continues to reprice faster than loans.

The following table summarizes average balances and yields, costs of interest-earnings assets and interest-bearing liabilities for the three months ended September 30, 2018 and 2017.

	Three months ended September 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$251,171	$3,607	5.70%	$237,659	$3,447	5.75%
Investment securities	21,112	108	2.03%	21,571	89	1.64%
Other interest-earning assets	13,350	76	2.26%	9,223	33	1.42%
	285,633	3,791	5.27%	268,453	3,569	5.27%
Noninterest-earning assets	24,102			26,354
Total assets	$309,735			$294,807

Liabilities and stockholder's equity
Interest-bearing liabilities:
Now accounts	$31,267	14	0.18%	$34,184	14	0.16%
Money market accounts	38,383	50	0.52%	41,775	51	0.49%
Savings accounts	22,483	21	0.37%	21,364	15	0.28%
Certificates of deposit	110,378	483	1.74%	99,156	328	1.31%
Total interest-bearing deposits	202,511	568	1.11%	196,479	408	0.83%
FHLB advances	50,500	251	1.97%	41,440	142	1.35%
Total interest-bearing liabilities	253,011	819	1.28%	237,919	550	0.92%
Noninterest-bearing deposits	25,472			25,714
Other noninterest-bearing liabilities	1,646			2,295
Total liabilities	280,129			265,878
Total stockholders' equity	29,606			28,929
Total liabilities and stockholders' equity	$309,735			$294,807
Net interest income		$2,972			$3,019
Interest rate spread			3.99%			4.35%
Net interest margin (annualized)			4.16%			4.50%
Average interest-earning assets to average interest-bearing liabilities			112.89%			112.83%

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we recorded a provision for loan losses of $516,000 for the quarter ended September 30, 2018, an increase of $134,000 from $382,000 allocated for the quarter ended September 30, 2017. The increase to the provision was based on management’s quarterly analysis of the loan portfolio and credit quality indicators including charge off trends and qualitative factors. The allowance for loan losses was $3.1 million, or 1.2% of total loans, at September 30, 2018, compared to $2.4 million, or 1.0% of total loans, at September 30, 2017. This increase was due primarily to the increase in balances in our loan portfolio of $8.6 million for the period ended September 30, 2018 from September 30, 2017. Non-performing loans increased to $1.6 million at September 30, 2018 from $1.1 million September 30, 2017. The allowance for loan losses as a percentage of non-performing loans was 194.5% at September 30, 2018 compared to 231.3% at September 30, 2017. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2018 and 2017.

Noninterest Income. For the quarter ended September 30, 2018, noninterest income increased $221,000, or 73.4% to $521,000, due to the increase in other income of $173,000 to $178,000 for the quarter ended September 30, 2018 from $5,000 for the quarter ended September 30, 2017. The increase in other income was primarily due to a decrease in a reserve established in the prior year against reimbursable expenses and interest due from the SBA for a foreclosed commercial property that was sold in the fourth quarter of 2017.

Noninterest Expense. Noninterest expense decreased $21,000, or 0.8%, to $2.5 million for the quarter ended September 30, 2018 from $2.6 million for the quarter ended September 30, 2017. Changes include increases in net occupancy of $72,000, data processing fees of $18,000, and other expenses of $16,000 offset by a decrease in professional fees of $75,000, a decrease in foreclosed real estate and repossession expenses of $59,000. Net occupancy expense increased due to the completion of the administrative and operations building late in 2017 and affixed depreciation on the building and furniture fixtures and equipment. Expenses related to foreclosed real estate decreased due to additional expenses recorded in relation to maintenance of a commercial property held in foreclosed real estate held for sale that occurred in 2017 that did not recur in 2018. Professional fees decreased due to legal and information technology consulting fees that occurred in 2017 that did not recur in 2018.

Income Tax Expense. We recorded $28,000 of income tax expense for the quarter ended September 30, 2018 compared to a $133,000 income tax expense for the 2017 period, reflecting income of $430,000 before income tax expense during the 2018 quarter versus income before income tax expense of $369,000 for the quarter ended September 30, 2017. Our effective tax rate was 6.5% for the quarter ended September 30, 2018 compared to 35.9% for the quarter ended September 30, 2017. The decrease to the provision and effective tax was a result of updated information received in the third quarter of 2018 related to certain estimates that reduced our 2018 tax expense, accompanied by the reduced corporate federal income tax rate, which became effective in December 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. Net income increased to $1.1 million for the nine months ended September 30, 2018 compared to net income of $575,000 for the nine months ended September 30, 2017, representing a $529,000, or 92.0% increase from the prior period. The increase in net income resulted primarily from increased noninterest income of $770,000, a decrease in noninterest expenses of $208,000, and decreases in the provision for income tax of $17,000, offset by increases in the provision for loan losses of $404,000 and a decrease in net interest income of $62,000.

Interest Income. Interest income increased $670,000, or 6.4%, to $11.2 million for the nine months ended September 30, 2018 from $10.5 million for the nine months ended September 30, 2017. The average balance of total interest-earning assets increased $14.8 million, or 5.5%, to $282.1 million for the nine months ended September 30, 2018 from $267.3 million for the nine months ended September 30, 2017. The average yield on total interest-earning assets increased four basis points to 5.29% for the 2018 period from 5.25% for the 2017 period.

Interest income and fees on loans increased $526,000, or 5.2%, to $10.6 million for the nine months ended September 30, 2018 from $10.1 million for the nine months ended September 30, 2017. The average balance of loans increased $13.1 million, or 5.6%, to $247.5 million for the nine months ended September 30, 2018 from $234.4 million for the nine months ended September 30, 2017. The average yield on the loan portfolio decreased two basis points to 5.75% for the nine months ended September 30, 2018 from 5.77% for the nine months ended September 30, 2017.

Interest income on investment securities increased $25,000, or 8.5%, to $322,000 for the nine months ended September 30, 2018 from $297,000 for the nine months ended September 30, 2017. The average yield on the securities portfolio increased to 2.01% for the nine months ended September 30, 2018 from 1.75% for the nine months ended September 30, 2017. The average balance of securities available for sale decreased $1.3 million, or 5.6%, to $21.4 million for the nine months ended September 30, 2018 from $22.7 million for the 2017 period.

Interest Expense. Interest expense increased $732,000, or 47.1%, to $2.3 million for the nine months ended September 30, 2018 from $1.6 million for the nine months ended September 30, 2017, as both the cost of deposits and the average balance of deposits increased. The average rate paid on deposits increased 25 basis points to 1.05% for the nine months ended September 30, 2018 from 0.80% for nine months ended September 30, 2017. The average balance of interest-bearing deposits increased $2.0 million, or 1.0%, to $203.0 million for the nine months ended September 30, 2018 from $201.0 million for the nine months ended September 30, 2017. The increase in the average balance of our deposits resulted from increases in certificate of deposits of $6.1 million, savings accounts of $519,000, offset by a decrease in interest bearing checking and money market accounts of $4.6 million. In addition, the interest expense of total deposits increased $400,000 to $1.6 million from $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

The average balance of our certificates of deposit increased $6.0 million, or 5.9%, to $109.5 million for the nine months ended September 30, 2018, from $103.5 million for the nine months ended September 30, 2017. Interest expense on certificates of deposits increased $386,000, or 39.8%, to $1.4 million for the quarter ended September 30, 2018 from $971,000 for the year-earlier period. The rate paid on certificate of deposits increased 41 basis points to 1.66% for the 2018 period from 1.25% for the 2017 period, due to the rising rate environment.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $332,000, or 94.2%, to $684,000 for the nine months ended September 30, 2018 from $352,000 for the nine months ended September 30, 2017, reflecting an increase of 61 basis points in the rate paid to 1.90% for period ending September 30, 2018 from 1.29% for the period ending September 30, 2017. The increase was due to the increased average balance of advances of $11.7 million from the prior quarter and the rising rate environment.

Net Interest Income. Net interest income decreased $62,000, or 0.7%, to $8.88 million for the nine months ended September 30, 2018 from $8.94 million for the nine months ended September 30, 2017. Our net interest rate spread decreased to 4.07% for the nine months ended September 30, 2018 from 4.38% for the nine months ended September 30, 2017, and net interest margin decreased to 4.20% for the nine months ended September 30, 2018 from 4.46% for nine months ended September 30, 2017 as the cost of deposits continues to reprice faster than loans.

The following table summarizes the average balance and yields, costs of interest-earnings assets and interest-bearing liabilities for the nine months ended September 30, 2018 and 2017.

	Nine months ended September 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$247,475	$10,635	5.75%	$234,371	$10,109	5.77%
Investment securities	21,421	322	2.01%	22,700	297	1.75%
Other interest-earning assets	13,234	210	2.12%	10,272	91	1.18%
	282,130	11,167	5.29%	267,343	10,497	5.25%
Noninterest-earning assets	24,331			25,076
Total assets	$306,462			$292,419

Liabilities and stockholder's equity
Interest-bearing liabilities:
Now accounts	$31,934	47	0.20%	$34,836	44	0.17%
Money market accounts	39,484	146	0.49%	41,149	145	0.47%
Savings accounts	22,030	51	0.31%	21,511	41	0.25%
Certificates of deposit	109,546	1,357	1.66%	103,489	971	1.25%
Total interest-bearing deposits	202,994	1,601	1.05%	200,935	1,201	0.80%
FHLB advances	48,119	684	1.90%	36,425	352	1.29%
Total interest-bearing liabilities	251,113	2,285	1.22%	237,410	1,553	0.87%
Noninterest-bearing deposits	24,508			24,248
Other noninterest-bearing liabilities	1,499			1,991
Total liabilities	277,120			263,649
Total stockholders' equity	29,342			28,770
Total liabilities and stockholders' equity	$306,462			$292,419
Net interest income		$8,882			$8,944
Interest rate spread			4.07%			4.38%
Net interest margin (annualized)			4.20%			4.46%
Average interest-earning assets to average interest-bearing liabilities			112.35%			112.61%

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” provision for loan losses of $1.6 million was recorded for the nine months ended September 30, 2018 and $1.1 million for the nine months ended September 30, 2017. The increase to the provision is based on management’s quarterly analyses of the loan portfolio and credit quality indicators including charge-off trends and qualitative factors. The allowance for loan losses was $3.1 million, or 1.2% of total loans, at September 30, 2018, compared to $2.4 million, or 1.0% of total loans, at September 30, 2017. Total nonperforming loans were $1.6 million at September 30, 2018, compared with $1.1 million at September 30, 2017. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2018 and 2017.

Noninterest income. Noninterest income increased $770,000, or 109.2%, to $1.5 million, for the nine months ended September 30, 2018 from $705,000 for the nine months ended September 30, 2017. The increase was due to reduction in losses on other assets of $563,000, increases in other income of $196,000, and loan servicing income of $113,000, offset by a decrease in gain on sale of loans of $134,000 as premiums on loan sales declined in 2018. The reduction in losses on other assets was due primarily to management’s determination that the fair market value on a single commercial property held in foreclosed real estate held for sale had decreased during the second quarter of 2017 resulting in a write down of $400,000. The increase in other income was due to a decrease in a reserve established in the prior year against reimbursable expenses and interest due from the SBA for a foreclosed commercial property that was sold in the fourth quarter of 2017. The decrease in the reserve was based on management’s ongoing assessment of the collectability on the receivable.

Noninterest Expense. Noninterest expense decreased $207,000, or 2.7%, to $7.4 million for the nine months ended September 30, 2018 from $7.6 million for the nine months ended September 30, 2017. The decrease was due primarily to decreases in foreclosed real estate and repossession expense of $336,000, professional fees of $182,000, and ATM charges of $73,000, offset by increases in net occupancy of $209,000, and salaries and employee benefits of $146,000. Expenses related to foreclosed real estate decreased due to the sale in 2017 of a commercial property held in foreclosure and relief of the related carryforward costs. The savings in ATM charges are due to the transition to a new servicer. Net occupancy expense increased due to the completion of the administrative and operations building late in 2017 and affixed depreciation on the building and furniture fixtures and equipment. Salaries and employee benefits increased due to normal cost of living and merit increases, and other employee benefit programs.

Income Tax Expense. The provision for income taxes was $267,000 for nine months ended September 30, 2018 compared to $284,000 for nine months ended September 30, 2017. Our effective tax rates were 19.5% and 33.1% for the nine months ended September 30, 2018 and 2017, respectively, reflecting an increase in pretax income for the 2018 period and the reduced corporate federal income tax rate which became effective in December 2017.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.2 million and $3.3 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(11.8 million) and $(10.0 million) for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $8.5 million and $9.5 million for the nine months ended September 30, 2018 and 2017.

At September 30, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $30.0 million, or 9.7% of adjusted total assets, which is above the required level of $9.8 million, or 4%; and total risk-based capital of $33.1 million, or 13.5% of risk-weighted assets, which is above the required level of $19.6 million, or 8%. Accordingly, West End Bank, S.B. was categorized as well capitalized at September 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2018, we had outstanding commitments to originate loans of $17.2 million and stand-by letters of credit of $45,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2018 totaled $59.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEST END INDIANA BANCSHARES, INC.

Date: November 14, 2018	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: November 14, 2018	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

