Form 10-K
period 2018-12-31
West End Indiana Bancshares, Inc.
filed 2019-03-29
CIK 1523854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2018.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2018 ($31.40) was approximately $33.4 million.

As of March 29, 2019, there were 1,065,336 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant (Part III).

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

West End Bank, S.B.

West End Bank, S.B. is an Indiana-chartered savings bank headquartered in Richmond, Indiana. West End Bank, S.B. was organized in 1894 under the name West End Building and Loan Association and has operated continuously in Richmond, Indiana since its founding. We reorganized into the mutual holding company structure in 2007 by forming West End Bank, MHC; and completed our mutual to stock conversion in January 2012, thereby becoming the wholly owned subsidiary of West End Indiana Bancshares, Inc. At December 31, 2018, we had total assets of $300.2 million, net loans of $245.0 million, total deposits of $217.9 million and equity of $30.2 million.

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

West End Bank is a community bank with a broad base of financial products and services while continuing to emphasize superior customer service associated with our traditional thrift focus. Residential real estate lending has and will remain an important part of our operations, however, we have also expanded our focus into non-residential lending, including in particular indirect automobile lending. Our consumer lending business lines and our interest rate risk strategies (such as selling most of the fixed-rate one- to four-family residential real estate loans that we originate) have allowed us to continue to grow and remain profitable despite the challenging economy and interest rate environment of recent years and increasing regulatory burden placed on all financial institutions.

Our website address is www.westendbank.com. Information on this website should not be considered a part of this annual report.

Market Area and Competition

We primarily conduct business through our main office located in Richmond, Indiana and our three branch offices in Richmond, Hagerstown and Liberty, Indiana. Three of our offices are located in Wayne County, Indiana and our Liberty office is located in Union County, Indiana. Richmond, Indiana is located in east/central Indiana on the Interstate 70 corridor, approximately 70 miles east of Indianapolis, Indiana and 35 miles west of Dayton, Ohio. In addition to our four full-service locations, we also host eight additional limited service branches in select schools within Richmond Community Schools. These student-operated branches are currently featured in all six Richmond Community Elementary Schools and one intermediate school and are in operation once a month. We also have a limited service branch and ATM located within Richmond High School. This student-operated branch is available to students and faculty of RCS twice a week.

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

The regional economy is fairly diversified, with services, wholesale/retail trade, manufacturing and government providing the primary support for the area economy. The population of Wayne County decreased slightly from 69,003 in 2010 to 66,185 in 2017 which is a decrease of 4.1%. The population of Union County decreased slightly from 7,516 in 2010 to 7,200 in 2017 which is a decrease of 4.2% (statsindiana.edu). Our lack of population growth and our general market conditions may limit our ability to grow our assets at a rapid rate. To counter this, in addition to our traditional means of advertising, we have also employed digital channels, most specifically but not limited to Google ad network advertising, SEO strategies and social media engagement. Our school branch initiative enhances our ability to attract smaller deposit relationships, nurture them and in turn grow our brand awareness with a younger generation of potential customers. We also specialize in offering a superior suite of products, services and customer service to small and mid-sized companies in our market area.

Wayne and Union Counties’ and Indiana’s annual unemployment rates for 2017 were 3.8%, 3.1% and 3.6%, respectively, as compared to a U.S. unemployment rate of 4.1% (December 2017 US Bureau of Labor Statistics). This was an overall decrease from 2016. 2017 per capita personal incomes for Wayne and Union Counties were $39,888 and $36,298, respectively, and 2017 median household incomes for these counties were $44,179 and $48,206 compared to 2017 per capita income for the state of Indiana and the United States of $45,150 and $44,107 respectively, and 2017 median household incomes of $54,134 and $63,372, respectively (statsindiana.edu, statista.com)

We face competition within our market area and through the internet outside of our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large regional banks, community banks and credit unions. As of June 30, 2018, based on the most recent available FDIC data, our market share of deposits represented 14.41% and 29.94% of FDIC-insured deposits in Wayne and Union Counties, Indiana, respectively.

Lending Activities

Our principal lending activity is originating one- to four-family residential real estate loans, indirect automobile loans, and commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans. As a long-standing community lender, we believe we can effectively compete for this business by emphasizing superior customer service and local underwriting, which we believe differentiates us from larger commercial banks in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential (1)	$63,787	25.71%	$61,885	25.38%	$65,160	27.72%	$60,968	27.67%	$61,886	31.86%
Commercial and multi-family	59,725	24.07	57,485	23.58	50,070	21.30	47,721	21.66	39,492	20.33
Construction	3,092	1.25	2,093	0.87	6,906	2.94	3,475	1.58	4,365	2.25
Second mortgages and equity lines of credit	6,971	2.81	6,594	2.71	5,716	2.44	5,521	2.51	4,625	2.38
Consumer loans:
Indirect	83,399	33.62	86,109	35.32	79,214	33.70	73,166	33.21	60,094	30.93
Other	18,295	7.37	17,978	7.38	15,821	6.73	15,390	6.98	13,516	6.96
Commercial business	12,825	5.17	11,572	4.76	12,155	5.17	14,076	6.39	10,280	5.29
	248,094	100.00%	243,716	100.00%	235,042	100.00%	220,317	100.00%	194,258	100.00%
Less:
Net deferred loan fees, premiums and discounts	99		112		116		115		119
Allowance for losses	3,040		2,745		2,277		2,193		1,944
Total loans	$244,955		$240,859		$232,649		$218,009		$192,195

(1)	At December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, included non-owner occupied loans of $8.0 million, $9.2 million, $11.7 million, $11.6 million, $12.8 million, respectively.

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2018	One- to Four- Family	Second Mortgage and Lines of Credit	Commercial and Multi-Family Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$665	$1,127	$4,122	$281	$2,210	$3,356	$11,761
More than one to two years	331	710	3,479	––	2,095	7,019	13,634
More than two to three years	419	692	1,253	10	2,608	15,228	20,210
More than three to five years	1,316	2,885	9,392	––	2,867	50,470	66,930
More than five to ten years	5,795	1,229	8,650	2,064	2,080	24,559	44,377
More than ten to fifteen years	16,273	328	13,863	434	397	1,032	32,327
More than fifteen years	38,988	-	18,966	303	568	30	58,855
Total	$63,787	$6,971	$59,725	$3,092	$12,825	$101,694	$248,094

The following table sets forth our fixed and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$50,456	$12,666	$63,122
Commercial and multi-family	28,090	27,513	55,603
Construction	2,508	303	2,811
Second mortgages and equity lines of credit	4,535	1,309	5,844
Consumer Loans & Other	98,338	-	98,338
Commercial Business	7,411	3,204	10,615
Total loans	$191,338	$44,995	$236,333

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of West End Bank, S.B.’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2018, our largest credit totaled $3.9 million and was secured by multi-family real estate, which was performing in accordance with its repayment terms at this date. Our second largest at this date was a $3.6 million loan secured by real estate used for student hoursing and account/notes receivable and inventory. At December 31, 2018, this loan was performing in accordance with its repayment terms.

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

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2018, $63.8 million, or 25.7% of our total loan portfolio, consisted of loans secured by one- to four-family real estate.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2018, 80.3% of our one- to four-family residential real estate loans were fixed-rate loans, and 19.7% of such loans were adjustable-rate loans.

At December 31, 2018, $8.0 million, or 12.7% of our total one- to four-family residential real estate loans were secured by non-owner occupied properties. Generally, we require personal guarantees from the borrowers on these properties and will not make loans in excess of 80% loan to value on non-owner- occupied properties. However, we recognize that there is a greater credit risk inherent in non-owner- occupied properties, than in owner-occupied properties since, like commercial real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2018 was generally $453,000 for single-family homes in our market area. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” The majority of our one- to four-family residential real estate loans are secured by properties located in our market area.

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

Commercial and Multi-Family Real Estate Lending. Consistent with our strategy to expand our loan products and to enhance the yield and reduce the term to maturity of our loan portfolio, we have increased our commercial and multi-family real estate loans in recent years. At December 31, 2018, we had $59.7 million in commercial and multi-family real estate loans, representing 24.1% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we intend to continue to focus on this kind of lending, and may continue to increase our loan activity for these types of loans in western Ohio.

Most of our commercial and multi-family real estate loans have fixed-rate terms of up to five years with amortization terms of 25 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

Set forth below is information regarding our commercial and multi-family real estate loans at December 31, 2018.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Retail	15	$2,292
Office	19	2,354
Industrial	1	323
Mixed use	10	1,269
Church	9	2,067
Real estate investors/lessors	71	18,859
Student housing	17	17,196
Recreation/entertainment	6	1,736
Commercial development	9	4,592
Auto sales/repair	14	2,509
Restaurant/fast food	8	1,158
Hotel	3	2,816
Other	9	2,554
Total	191	$59,725

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

Indirect Consumer Lending. As part of our effort to enhance our net interest margin and the interest rate risk sensitivity of our loan portfolio, we originate indirect automobile loans, including on a selective basis, recreational vehicle and boat loans. Indirect consumer loans totaled $83.4 million at December 31, 2018, or 33.6% of our total loan portfolio.

We acquire and underwrite our indirect automobile loans from approximately 80 dealers located primarily in our market area under a tiered-rate structure providing for a dealer reserve premium. The aggregate principal balance of our automobile loan portfolio as of December 31, 2018 was secured primarily by late-model used automobiles. The weighted average current term to maturity of our automobile loan portfolio at December 31, 2018 was 5 years and 9 months.

At December 31, 2018 the average credit score for borrowers of our indirect loans that were originated since May 2008 was 680, and the weighted average rate of these loans was 6.99%. At December 31, 2018, $27.4 million, or 32.8% of our total indirect loan portfolio, consisted of automobile loans where the borrower’s credit score was 660 or less (a possible indication of a less credit-worthy borrower).

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

Direct Consumer Lending. Our direct consumer loans, including unsecured loans, totaled $18.3 million or 7.4% of our total loan portfolio, at December 31, 2018 and consisted principally of loans secured by a wide variety of collateral, including certificates of deposit and marketable securities. At December 31, 2018 unsecured consumer loans included in the above amount totaled $554,000 or 0.22% of our total loan portfolio. These loans have either a fixed-rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime rate of interest as reported in The Wall Street Journal.

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

Second Mortgage Loans and Equity Lines of Credit. At December 31, 2018, $7.0 million, or 2.8% of our loan portfolio were second mortgage loans and equity lines of credit. We offer second mortgage loans and equity lines of credit secured by a first or second mortgage on residential property. Second mortgage loans and equity lines of credit are made with fixed or adjustable rates, and with combined loan-to-value ratios up to 90% on an owner-occupied principal residence.

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

At December 31, 2018, the average loan balance of our outstanding home equity lines of credit was $23,000 and the largest outstanding balance of any such loan was $160,000. This loan was performing in accordance with its repayment terms at December 31, 2018.

Construction Lending. At December 31, 2018, we had $3.1 million, or 1.3% of our total loan portfolio, in construction loans. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. Our construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. On occasion, we may consider loans for the construction of commercial properties.

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

Commercial Business Lending. At December 31, 2018, commercial business loans represented $12.8 million, or 5.2% of our total loan portfolio. Our commercial business loans consist of term loans as well as regular lines of credit and revolving lines of credit to finance short-term working capital needs like accounts receivable and inventory. Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months. We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. We fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or seven years, whichever is less. Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory or long-term assets such as equipment, furniture, fixtures or real estate.

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

At December 31, 2018, the average loan balance of our outstanding commercial business lines of credit was $98,000, and the largest outstanding balance of such loans was a $1.8 million loan secured by marketable securities. This loan was performing in accordance with its repayment terms at December 31, 2018.

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

We also offer commercial loans utilizing the Small Business Administration’s 7a Program.  The 75% loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. During the year ended December 31, 2018, we originated SBA guaranteed commercial loans of $1.2 million.  The guaranteed portion of those loans originated in 2018 was sold for a gain of $113,000.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. All loans originated by us are underwritten pursuant to our policies and procedures.

We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated to Freddie Mac, although we are also approved to sell to the Federal Home Loan Bank of Indianapolis. On an ongoing basis, we consider our balance sheet as well as market conditions in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. To date, all of our loan sales have been on a servicing-retained basis. At December 31, 2018 we serviced $73.6 million of fixed-rate, one- to four-family residential real estate loans held by other institutions.

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

	Years Ended December 31,
	2018	2017
	(In thousands)

Total loans at beginning of period	$243,716	$235,042

Loans originated:
Real estate loans:
One- to four-family residential (1)	22,700	19,742
Commercial and multi-family	10,545	12,842
Construction	403	1,246
Second mortgages and equity lines of credit	2,899	1,802
Consumer loans:
Indirect	38,190	44,848
Other	8,337	10,172
Commercial business	4,992	6,430
Total loans originated	88,066	97,082

Loans sold:
Real estate loans:
One- to four-family residential	(11,560)	(10,311)
Commercial and multi-family	—	(2,649)
Construction	—	—
Second mortgages and equity lines of credit	—	—
Consumer loans:
Indirect	—	—
Other	—	—
Commercial business	—	—
Total loans sold	(11,560)	(12,960)

Other:
Principal repayments	(81,162)	(78,249)
Advances on commercial and home equity lines-of-credit loans	11,813	5,506
Other	(2,780)	(2,705)

Net loan activity	4,378	8,674
Total loans at end of period	$248,092	$243,716

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

During the year ended December 31, 2018 there were no new restructuring classified as TDRs. During the year ended December 31, 2017, there was one new restructuring classified as TDR. The loan balance at December 31, 2017 was $738,000 with a pre-modification recorded balance and a post modification recorded balance of $738,000. Modifications include continuation of interest-only payment for a six month time period on the $738,000 TDR balance, and deferment of principal payments.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2018			2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$110	$173	$438	$378	$18	$149
Non owner-occupied	––	8	91	––	––	––
Total one- to four-family residential	110	181	529	378	18	149
Commercial and multi-family	387	—	—	––	39	8
Construction	––	—	—	––	—	—
Second mortgages and equity lines of credit	3	—	2	57	—	—
Consumer loans	1,140	495	952	1,536	472	666
Commercial business	17	—	—	10	—	—
Total	$1,657	$676	$1,483	$1,981	$529	$823

	At December 31,
	2016			2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential
Owner-occupied	$322	$93	$289	$55	$43	$386
Non owner-occupied	––	––	––	––	––	––
Total one- to four-family residential	322	93	289	55	43	386
Commercial and multi-family	––	—	257	––	—	122
Construction	––	—	—	––	—	—
Second mortgages and equity lines of credit	8	10	18	8	7	80
Consumer loans	1,111	396	728	918	219	899
Commercial business	7	—	—	19	14	—
Total	$1,448	$499	$1,292	$1,000	$283	$1,487

	At December 31,
	2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due

Real estate loans:
One- to four-family residential
Owner-occupied	$111	$—	$835
Non owner-occupied	––	236	––
Total one- to four-family residential	111	236	835
Commercial and multi-family	––	—	975
Construction	––	—	—
Second mortgages and equity lines of credit	––	—	—
Consumer loans	18	—	21
Commercial business	1,014	388	795
Total	$1,143	$624	$2,626

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

See Note 3 to our Financial Statements beginning on page F-1 of this annual report for a description by loan category of our classified and special mention assets as of December 31, 2018 and December 31, 2017.

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

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$507	$115	$230	$564	$762
Commercial and multi-family (1)	—	8	257	2,337	825
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	—	—	30	––
Consumer loans	11	—	—	—	—
Commercial business	––	––	––	––	––
Total non-accrual loans	518	123	487	2,931	1,587

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	22	34	71	149	73
Commercial and multi-family	—	—	—	—	150
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	2	—	18	50	21
Consumer loans	941	666	728	899	795
Commercial business	––	––	––	––	––
Total accruing loans past due 90 days or more	965	700	817	1,098	1,039
Total of nonaccrual and 90 days or more past due loans	1,483	823	1,304	4,029	2,626

Real estate owned:
One- to four-family	—	—	103	109	74
Commercial and multi-family	16	39	2,400	699	225
Commercial	—	—	—	—	—
Other	—	—	—	—	—
Total real estate owned	16	39	2,503	808	299

Other non-performing assets	369	266	237	152	140

Total non-performing assets	1,868	1,128	4,044	4,989	3,065

Troubled debt restructurings (not included above) – commercial and multifamily real estate	738	738	—	—	2,275

Troubled debt restructurings and total non-performing assets	$2,606	$1,866	$4,044	$4,988	$5,340

Total non-performing loans to total loans	0.60%	0.34%	0.55%	1.83%	1.35%
Total non-performing assets to total assets	0.62%	0.38%	1.41%	1.84%	1.18%
Total non-performing assets and troubled debt restructurings to total assets	0.87%	0.62%	1.41%	1.84%	2.06%

(1)	At December 31, 2015, includes $2.2 million of troubled debt restructurings.

Interest income that would have been recorded for the year ended December 31, 2018 had nonaccruing loans been current according to their original terms amounted to $9,000. No interest was recognized on these loans nor included in net income for the year ended December 31, 2018.

Non-performing one- to four-family residential real estate loans totaled $529,000 at December 31, 2018 and consisted of five loans of which the largest totaled $100,000.

Consumer non-performing loans totaled $952,000 at December 31, 2018.

Other real estate owned totaled $16,000 at December 31, 2018, which is comprised of a single commercial property.

There were no other loans at December 31, 2018 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2018	2017	2016	2015	2014

Allowance at beginning of period	$2,745	$2,277	$2,193	$1,944	$2,398
Provision for loan losses	1,948	2,021	1,861	1,507	1,699
Charge offs:
Real estate loans:
One- to four-family residential	(50)	(75)	(159)	(220)	(653)
Commercial and multi-family	(1)	(99)	(353)	(211)	(947)
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	(9)	—	—	—
Consumer loans	(1,712)	(1,454)	(1,333)	(901)	(646)
Commercial business	(56)	(138)	(54)	(75)	––
Total charge-offs	(1,819)	(1,775)	(1,899)	(1,407)	(2,246)

Recoveries:
Real estate loans:
One- to four-family residential	22	3	8	56	32
Commercial and multi-family	—	—	—	4	—
Construction	—	—	—	—	—
Second mortgages and equity lines of credit	—	—	—	—	—
Consumer loans	135	210	114	89	61
Commercial business	9	9	—	—	—
Total recoveries	166	222	122	149	93

Net (charge-offs) recoveries	(1,653)	(1,553)	(1,777)	(1,258)	(2,153)

Allowance at end of period	$3,040	$2,745	$2,277	$2,193	$1,944

Allowance to non-performing loans	204.99%	333.54%	174.62%	54.44%	74.03%
Allowance to total loans outstanding at the end of the period	1.23%	1.13%	0.97%	1.00%	1.00%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.67)%	(0.66)%	(0.77)%	(0.60)%	(1.17)%

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

	At December 31, 2018			At December 31, 2017
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$164	5.39%	25.71%	$191	6.96%	25.38%
Commercial and multi-family	942	31.00	24.07	886	32.28	23.58
Construction	4	0.13	1.25	2	0.07	0.87
Second mortgages and equity lines of credit	12	0.39	2.81	10	0.36	2.71
Consumer loans	1,510	49.67	40.99	1,353	49.29	42.70
Commercial business	408	13.42	5.17	303	11.04	4.76
Total allowance for loan losses	$3,040	100.00%	100.00%	$2,745	100.00%	100.00%

	At December 31, 2016			At December 31, 2015
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$329	14.45%	27.72%	$390	17.78%	27.67%
Commercial and multi-family	670	29.42	21.30	749	34.15	21.66
Construction	-	-	2.94	3	0.14	1.58
Second mortgages and equity lines of credit	-	-	2.44	11	0.50	2.51
Consumer loans	1,031	45.28	40.43	996	45.42	40.19
Commercial business	247	10.85	5.17	44	2.01	6.39
Total allowance for loan losses	$2,277	100.00%	100.00%	$2,193	100.00%	100.00%

	At December 31, 2014
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family residential	$447	23.00%	31.86%
Commercial and multi-family	694	35.70	20.33
Construction	2	0.10	2.25
Second mortgages and equity lines of credit	14	0.72	2.38
Consumer loans	758	38.99	37.89
Commercial business	29	1.49	5.29
Total allowance for loan losses	$1,944	100.00%	100.00%

At December 31, 2018, our allowance for loan losses represented 1.23% of total loans and 205.0% of nonperforming loans, and at December 31, 2017, our allowance for loan losses represented 1.13% of total loans and 333.54% of nonperforming loans. The allowance for loan losses was $3.0 million at December 31, 2018 and was $2.7 million at December 31, 2017, due to a provision for loan losses of $1.9 million, offset by net charge-offs of $1.7 million during 2018. Net charge-offs for 2018 included $1.6 million in consumer loans secured by autos, $47,000 in commercial credits, $28,000 in secured residential real estate, and $1,000 in commercial and multifamily real estate loans.

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

At December 31, 2018, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of our equity at that date.

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

At December 31, 2018, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

Municipal Bonds. At December 31, 2018, the carrying value of municipal bonds in our portfolio totaled $1.8 million. These securities generally provide similar or higher yields than other investments in our securities investment portfolio. While they do not provide the liquidity of other securities, we maintain these investments, to the extent appropriate, for tax planning, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2018, the carrying value of our mortgage-backed securities portfolio totaled $18.0 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as West End Bank, S.B. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored entities, such as Fannie Mae and Freddie Mac.

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

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Indianapolis in connection with our borrowing activities totaling $2.4 million at December 31, 2018. The common stock of such entity is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2018, our investment in bank-owned life insurance totaled $7.1 million and was issued by four insurance companies.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio, all of which were available for sale, at the dates indicated. Securities available for sale are carried at fair value.

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$2,018	$1,819	$2,019	$1,952	$2,021	$1,854
Mortgage-backed securities – GSE residential	18,569	17,978	18,757	18,345	22,278	21,874
Total available for sale	$20,587	$19,797	$20,776	$20,297	$24,299	$23,728

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2018. Securities available for sale are carried at fair value. Municipal bond yields have not been adjusted to a tax-equivalent basis. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2018	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Municipal bonds	$-	-	$-	-	$-	-	$2,018	3.19%	$2,018	3.19%
Mortgage-backed securities – GSE residential	-	-	-	-	7,540	1.69%	10,337	2.20%	17,877	1.98%
Collateralized Mortgage Obligations	-	-	-	-	-	-	692	2.55%	692	2.55%

Total available for sale	$-	-	$-	-	$7,540	1.69%	$13,047	2.37%	$20,587	2.12%

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

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Year Ended December 31,
	2018			2017			2016
				(Dollars in Thousands)
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate

Non-interest bearing	$26,149	12.01%	0.00%	$24,659	10.86%	0.00%	$22,154	9.85%	0.00%
Checking	30,454	13.97	0.16	32,838	14.47	0.16	33,921	15.08	0.13
Money market	30,547	14.02	0.62	41,076	18.10	0.49	38,695	17.21	0.38
Savings	24,477	11.23	0.46	21,489	9.47	0.25	21,649	9.63	0.10
Certificates and other time deposits of $250,000 or more	21,843	10.02	1.98	18,768	8.27	1.64	19,732	8.77	1.41
Other certificates and time deposits	84,444	38.75	1.86	88,151	38.83	1.50	88,747	39.46	1.15
Total	$217,914	100.00%		$226,981	100.00%		$224,898	100.00%

As of December 31, 2018, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $62.6 million. The following table sets forth the maturity of these certificates as of December 31, 2018.

At December 31, 2018
(In thousands)
Maturity Period:
Three months or less	$3,595
Over three through six months	9,461
Over six through twelve months	28,172
Over twelve months	21,418
Total	$62,646

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2018	2017
	(In thousands)

Interest Rate:
Less than 1%	$7,120	$12,686
1.00% - 1.99%	42,045	73,515
2.00% - 2.99%	57,074	20,670
3.00% - 3.99%	-	-
4.00% - 4.99%	48	48
Total	$106,287	$106,919

Borrowings. At December 31, 2018 our borrowings consisted of $50.5 million in advances from the Federal Home Loan Bank of Indianapolis. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

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

At December 31, 2018, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $12.5 million.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the periods indicated.

	Year Ended December 31,
	2018	2017
	(Dollars in Thousands)
Average amount outstanding during the period:
FHLB advances	$49,333	$38,175
Weighted average interest rate during the period:
FHLB advances	1.93%	1.35%
Balance outstanding at end of period:
FHLB advances	50,500	41,500
Weighted average interest rate at end of period:
FHLB advances	2.01%	1.60%

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

Personnel

As of December 31, 2018, we had 80 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

West End Bank, S.B. is examined and supervised by the Division of Banking of the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. West End Indiana Bancshares, as a registered savings and loan holding company, is supervised and examined by the Federal Reserve Board. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. These regulators are not, however, generally charged with protecting the interests of stockholders of West End Indiana Bancshares, Inc. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. West End Bank, S.B. also is a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System. West End Bank, S.B.’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of West End Bank, S.B.’s mortgage documents.

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

The Indiana Department of Financial Institutions has established a schedule for the assessment of “supervisory fees” for all Indiana savings banks to fund the operations of the Indiana Department of Financial Institutions. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Indiana savings banks with the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions also assesses fees for examinations conducted by the Indiana Department of Financial Institutions’ staff, based upon the number of hours spent by the staff performing the examination. During the year ended December 31, 2018, West End Bank, S.B. paid approximately $24,400 in supervisory fees and no examination fees. The Federal Deposit Insurance Corporation does not assess fees for its examination and supervisory activities.

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

The Dodd-Frank Act

The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or still require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for West End Bank, S.B. and West End Indiana Bancshares, Inc.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to West End Bank, S.B., and West End Indiana Bancshares, Inc. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on West End Bank, S.B. and West End Indiana Bancshares, Inc.

State and Federal Regulation

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

Under Federal Deposit Insurance Corporation regulations, an insured state-chartered bank, such as West End Bank, S.B., is prohibited from engaging as principal in activities that are not permitted for national banks, unless: (i) the Federal Deposit Insurance Corporation determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

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

At December 31, 2018, West End Bank, S.B. maintained 80% of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

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

Capital Requirements. Federal regulations require Federal Deposit Insurance Corporation-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to average assets leverage ratio.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). West End Indiana Bancshares, Inc. has exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2018, West End Bank, S.B. exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for qualifying institutions with assets of less than $10 billion of assets a “community bank leverage ratio” of between 8% to 10% tangible equity/consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement will be considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators. A proposed rule issued by the federal regulators in December 2018 would specify a 9% community bank leverage ratio minimum for institutions to opt into the alternative framework.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Indiana law, whichever is less.

In addition, the Federal Deposit Insurance Corporation is authorized to permit such a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2018, West End Bank, S.B. was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced proposed rulemaking to establish a “community bank leverage ratio” would adjust the referenced categories for qualifying institutions that opt into the alternative framework for regulatory capital requirements. Institutions that comply with this ratio would be deemed “well capitalized.”

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal shareholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% shareholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal shareholders be made on terms and conditions substantially the same as offered in comparable transactions to persons who are not insiders and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state savings banks, including West End Bank, S.B. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Federal Insurance of Deposit Accounts. West End Bank, S.B. is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in West End Bank, S.B. are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) for banks with less than $10 billion of assets currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The Federal Deposit Insurance Corporation indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% when the fund ratio achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of West End Bank, S.B. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.32 basis points of total assets less tangible capital.

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

For the year ended December 31, 2018, the Bank expensed $162,000 related to the FICO bonds and deposit insurance assessments.

Federal Home Loan Bank System. West End Bank, S.B. is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Indianapolis, West End Bank, S.B. is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2018, West End Bank, S.B. was in compliance with this requirement.

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

Privacy Regulations. Federal Deposit Insurance Corporation regulations generally require that West End Bank, S.B. disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, West End Bank, S.B. is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. West End Bank, S.B. currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Consumer Protection and Fair Lending Regulations. Indiana savings banks are subject to a variety of federal and Indiana statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

USA Patriot Act. West End Bank, S.B. is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. West End Bank, S.B. is in compliance with these requirements.

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

Capital.  Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

A savings and loan holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company such as West End Indiana Bancshares, Inc. or West End Indiana Bancshares unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with West End Indiana Bancshares, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank company” subject to registration, examination and regulation by the Federal Reserve Board.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2018, West End Bank, S.B. had no minimum tax credit carry forward.

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

As of December 31, 2018, the net book value of our office properties was $7.8 million. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main (Richmond) Office: 34 South 7th Street Richmond, Indiana 47374	Owned	1958	10,468	$454

Main Office Parking 48 South 7th Street Richmond, Indiana 47374	Owned	2010	No building on site (adjacent to main office)	200

Corporate Office: 700 South A Street Richmond, Indiana 47374	Owned	2017	13,200	4,788

Corporate Office Parking: 102 South 8th Street Richmond, Indiana 47374	Owned	2016	No building on site (adjacent to Corporate Office)	313

Corporate Office Greenspace: 48 South 8th Street Richmond, Indiana 47374	Owned	2018	No building on site (adjacent to Corporate Office)	103

Other Properties:

Eastside (Richmond) Office: 101 South 37th Street Richmond, Indiana 47374	Owned	2004	3,352	1,112

Hagerstown Office: 10 East Main Street Hagerstown, Indiana 47343	Owned	1962	1,300	146

Liberty Office: 207 North Main Street Liberty, Indiana 47353	Owned	2009	2,330	652

ITEM 3.	Legal Proceedings

On March 15, 2017, a complaint styled Audrey (Adams) Easler v. West End Bank, S.B., Case No. 89D02-17-3-CT-00001, Wayne County Circuit Court, Superior II, Richmond, Indiana (the “Complaint”), was served on West End Bank, S.B. (the “Bank”), naming it as defendant and alleging, among other things, that the Bank sent to the plaintiff a post-repossession notice that failed to include consumer rights required by the Uniform Commercial Code (“UCC”) as enacted in Indiana, and that the Bank's process of repossession violated the UCC. The complaint alleges that the named plaintiff is a representative of a class of plaintiffs and that the complaint would become a class action law suit. The complaint asks for both equitable relief and monetary damages. The Bank and plaintiff mediated in November 2017 and reached a class-wide settlement for the state of Indiana, which was supposedly approved by the Court. The class-wide settlement is being administered at this time. Upon completion of settlement administration, the case will be dismissed with prejudice. The parties have negotiated a settlement in order to avoid the risk of loss. In entering into this settlement, the Bank continues to deny that it has done anything unlawful, and entered into the settlement only to contain its risk of loss. The Wayne County Superior Court No. 2 approved the settlement on September 27, 2018. The deadline for claimants to submit claim forms was October 27, 2018. Settlement class members making a claim have received their settlement checks. Any uncashed checks will expire on March 27, 2019. Unpaid settlement funds will revert to the Bank. Based on the settlement agreement, the Bank has estimated the losses will not exceed the amount to be paid by our insurance company. Should the losses exceed the amounts covered by insurance, the Bank's maximum contribution based on the tentative settlement agreement is $250,000.

At December 31, 2018, other than as disclosed above, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information, Holders and Dividend Information. Our common stock is quoted on the OTC Pink Marketplace under the symbol “WEIN.” The number of holders of record of West End Indiana Bancshares, Inc.’s common stock as of December 31, 2018 was 172. Certain shares of West End Indiana Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents high and low quarterly trading prices for our shares and dividends declared per share for the periods indicated.

	High Sale	Low Sale	Dividends Declared
2018:
Quarter ended December 31	$30.09	$24.30	$0.07
Quarter ended September 30	31.75	29.75	0.07
Quarter ended June 30	29.94	28.50	0.07
Quarter ended March 31	28.89	28.26	0.06

2017:
Quarter ended December 31	$29,25	$28.26	$0.06
Quarter ended September 30	29.75	28.88	0.06
Quarter ended June 30	30.50	28.50	0.06
Quarter ended March 31	34.00	30.10	0.06

(b)	Sales of Unregistered Securities. Not applicable.

(c)	Use of Proceeds. Not applicable.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of December 31, 2018 with respect to compensation plans (other than the Company’s employee stock ownership plan) under which equity securities of the registrant are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise prices of outstanding options, warrants and rights	Number of common stock remaining available for future issuance under stock based compensation plan (excluding securities reflected in first column)

Equity compensation plans approved by stockholders	127,250	$19.00	1,300
Equity compensation plans not approved by stockholders	––	––	––
Total	127,250	$19.00	1,300

(e)          Stock Repurchases. On May 25, 2016 the Board of Directors authorized a continuation of its stock repurchase program pursuant to which the Company may repurchase 5% of its common stock outstanding as of May 25, 2016, or approximately 56,000 shares. There are 11,247 remaining to be requrchases under this repurchase program.

There were no issuer repurchases of securities during the period covered by this Report.

(f)          Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of West End Indiana Bancshares, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2018 and December 31, 2017 and our results of operations for the years ended December 31, 2018 and 2017. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, indirect automobile loans, and commercial and multi-family real estate loans, and, to a lesser extent, second mortgages and equity lines of credit, construction loans and commercial business loans. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities and mortgage-backed securities. At December 31, 2018, we had total assets of $300.2 million, total deposits of $217.9 million and total equity of $30.2 million.

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

During recent years, in order to reduce our vulnerability to changes in interest rates and enhance our net interest rate spread, we have increased our acquisitions of indirect automobile loans and commercial and multi-family real estate loans. At December 31, 2018 our indirect automobile loan portfolio had an average life of 2 years 7 months which allows us to reinvest these funds into market-rate loans as interest rates change. Additionally, we sell the majority of our fixed-rate one- to four-family residential real estate loans that we originate. As part of our asset/liability management, we have also increased our core deposits (which we consider to be non-interest bearing and interest bearing checking, money market and statement savings accounts). Finally, we have also employed a strategy to shorten our investment portfolio maturities in recent years.

Business Strategy

We have focused primarily on improving the execution of our community oriented retail banking strategy. Highlights of our current business strategy include the following:

•	Increasing our holdings of loans other than one- to four-family residential real estate loans. While we will continue to emphasize one- to four-family residential real estate loans, we also intend, subject to market conditions, to increase our holdings of indirect automobile loans, commercial and multi-family real estate loans, and to a lesser extent, other consumer loans and commercial business loans, in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between December 31, 2014 and December 31, 2018, indirect loans and other consumer loans increased $28.1 million, or 38.1%, commercial and multi-family real estate loans increased $20.2 million, or 51.2%, and commercial business loans increased $2.5 million, or 24.8%, and we expect that these loan categories will continue to provide growth opportunities.

•	Continuing to emphasize the origination of one- to four-family residential real estate loans, while increasing, to the extent practicable, the amount of our adjustable-rate residential mortgage loans. We are and will continue to be a one- to four-family residential real estate lender to borrowers in our market area. As of December 31, 2018, $63.8 million, or 25.7%, of our total loans and 21.2% of our total assets consisted of one- to four-family residential real estate loans, compared to $61.9 million, or 31.9%, of total loans and 23.9% of total assets at December 31, 2014. To the extent practicable under applicable market conditions, we seek to emphasize the origination of adjustable-rate residential mortgage loans for retention in our portfolio.

•	Managing interest rate risk, including following our strategy of selling most of our fixed-rate one- to four-family residential real estate loans into the secondary market, while attempting to maximize, to the extent practicable, our net interest margin. During the last several years, we have taken steps that are intended to increase our net interest margin as well as our ability to manage our interest rate risk in the future. In particular, we have increased our holdings of indirect automobile loans and commercial and multi-family real estate loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family residential real estate loans. We have also reduced the average maturity in our investment securities portfolio. In addition, we perform on an ongoing basis, an asset/liability management analysis to determine the amount of fixed-rates loans to sell, and in recent years, based on these ongoing analyses, we have sold most of our fixed-rate one- to four-family residential real estate loans that we originate, while retaining the servicing rights.

•	Maintaining strong asset quality. We have sought to build strong asset quality by following conservative underwriting guidelines, sound loan administration, and generally focusing on secured loans located in our market area. Our non-performing assets and troubled debt restructurings totaled $1.9 million or 0.62% of total assets at December 31, 2018. Our total nonperforming loans and troubled debt restructurings to total loans ratio was 0.87% at December 31, 2018. Total loan delinquencies greater than 90 days and non-accrual loans, as of December 31, 2018, were $1.5 million, or 0.60% of total loans.

•	Executing our cross-marketing strategy, including community outreach programs, to enhance our profile in our market area, increase our relationships with small- to mid-sized businesses and professionals, and build our core deposits. We are seeking to build our demand, NOW, statement savings and money market deposits and seeking to reduce our reliance on borrowings and certificates of deposit for liquidity purposes and to fund loan demand. We believe such core deposits not only have favorable cost and interest rate change resistance but also allow us greater opportunity to connect with our customers and offer them other financial services and products. In recent years, we have grown our core deposits from commercial business customers through our various marketing strategies. Those strategies include our Business Links program (a suite of services provided to small- and mid-sized businesses and professionals in our market area), deposit pick up service, remote capture, mobile banking, enhanced online banking, electronic statements and social media implementation on Facebook, Twitter and LinkedIn. Our school branch program in an elementary school and a high school in Richmond, Indiana provides limited-service branches operated by students as well as financial education classes taught by West End Bank, S.B. employees. Additionally, our new charitable foundation that we established in connection with the conversion and stock offering will provide us continued opportunities to grow our brand recognition in our market area.

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

Mortgage Servicing Rights. We sell to investors a portion of our originated one- to four-family residential real estate loans. When we acquire mortgage servicing rights through the origination of mortgage loans and the sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. As of December 31, 2018, we were servicing loans sold to others totaling $73.6 million. We have elected to initially and subsequently measure the mortgage-servicing rights for residential mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

The key economic assumptions made in determining the fair value of the mortgage servicing rights at December 31, 2018 included the following:

Annual constant prepayment speed (CPR):	9.2%

Weighted average life remaining:	4.35 years

Discount rate used:	6.6%

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage-servicing rights is netted against loan servicing fee income.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total assets increased $737,000 or 0.2%, to $300.2 million at December 31, 2018. The increase was a result of increases in loans, and bank-owned life insurance, partially offset by decreases in cash and cash equivalents, investment securities classified as available for sale and premises and equipment.

Cash and cash equivalents decrease $410,000, or 4.0%, to $9.9 million at December 31, 2018, based on normal operations and cash flow. Bank-owned life insurance increased to $7.1 million at December 31, 2018 from $7.0 million at December 31, 2017. Securities classified as available for sale decreased $501,000, or 2.5%, to $19.8 million at December 31, 2018 from $20.3 million at December 31, 2017. Additionally, loans held for sale decreased to $133,000 from $2.9 million resulting from timing of loan sales at year end in 2017.

Net loans increased $4.1 million, or 1.7%, to $245.0 million at December 31, 2018 from December 31, 2017. Commercial and multi-family real estate loans increased $2.2 million, or 3.9%, to $59.7 million from $57.5 million. One to four-family residential loans increased $1.9 million, or 3.1% to $63.8 million from $61.9 million Commercial and business loans increased $1.3 to $12.8 million from $11.6 million and. Second mortgages and equity lines of credit increased $377,000, or 5.7%, to $7.0 million from $6.6 million. The consumer loan portfolio decreased $2.4 million, or 2.3%, to $101.7 million. Included within consumer loans, direct consumer loans increased $317,000 to $18.3 million, and indirect loans decreased $2.7 million to $83.4 million from $86.1 million.

Deposits decreased $9.1 million, or 4.2%, to $217.9 million from $227.0 million year to year. Core deposits, including savings, interest bearing and non-interest bearing checking, and money market deposit accounts, decreased $8.4 million to $111.6 million at December 31, 2018 from $120.1 million at December 31, 2017. Money market deposit accounts decreased $10.5 million, or 25.6% ,to $30.5 million at December 31, 2018 from $41.1 million at December 31, 2017. Interest bearing and non-interest bearing checking accounts decreased $894,000, or 1.6%, to $56.6 million at December 31, 2018 while certificates of deposit decreased $632,000, or 0.7%, to $106.3 million at December 31, 2018 from $106.9 million at December 31, 2017. Savings accounts increased $3.0 million, or 13.9%, to $24.5 million at December 31, 2018.

Borrowings, which consisted entirely of Federal Home Loan Bank advances, increased $9.0 million, or 21.7%, to $50.5 million at December 31, 2018 from $41.5 million at December 31, 2017.

Total stockholders’ equity increased $1.1 million, or 3.9%, to $30.2 million at December 31, 2018 from $29.0 million at December 31, 2017. The increase resulted primarily from 2018 net income of $1.4 million, stock based ESOP shares earned of $163,000, stock-based compensation expense of $137,000, and increases to accumulated other comprehensive loss of $230,000, dividends of $267,000, and stock repurchases of $54,000.

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017

General. Net income for the year ended December 31, 2018 was $1.4 million, an increase of $806,000 from $578,000 for the year ended December 31, 2017. Changes to net income resulted primarily from an increase in interest income of $927,000, noninterest income of $811,000, a decreases to the provision for loan losses of $73,000, and a decrease to the provision of income tax expense of $59,000, offset by increases in other expenses of $103,000.

Interest Income. Interest income increased to $15.0 million for 2018 from $14.1 million for 2017. The average balance of total interest earning assets increased $12.8 million, or 4.7%, to $281.9 million for the year ended December 31, 2018 from $269.1 million for the year ended December 31, 2017. The average yield on total interest earning assets increased nine basis points to 5.33% for 2018 from 5.24% for 2017 due to the increased average balance of the loan portfolio and the higher yielding investment portfolio.

Interest income and fees on loans increased to $14.3 million for 2018 from $13.6 million in 2017. The average yield on loans increased three basis points to 5.77% for the year ended December 31, 2018 from 5.74% for the year ended December 31, 2017.

Interest income on investment securities increased to $434,000 from $390,000 the year ended December 31, 2018 and 2017, respectively, due to an increase in the yield across the portfolio. The decrease of $1.0 million to the average balance of investment securities to $21.1 million for the year ended December 31, 2018 from $22.1 million for the year ended December 31, 2017 reflects management’s overall funding strategy for loan growth.

Interest Expense. Interest expense increased $962,000, or 44.2%, to $3.1 million for 2018 from $2.2 million in 2017 reflecting an increase in the average balance of interest bearing liabilities and higher average market interest rates. The average balance of interest bearing deposit accounts increased to $201.8 million for the year ended December 31, 2018 from $200.7 million for the year ended December 31, 2017, and the interest expense on these liabilities also increased $530,000 to $2.2 million for the year ended December 31, 2018.

The average balance of interest bearing demand deposits (savings, checking and money market accounts) decreased $4.3 million to $92.7 million for the year ended December 31, 2018 from $97.0 million for the year ended December 31, 2017. The average balance of interest bearing checking accounts decreased $2.6 million at December 31, 2018, the average balance of money market accounts decreased $2.7 million, the average balance of savings accounts increased $1.0 million for the year ended December 31, 2018.

Interest expense on certificates of deposit increased $500,000, or 37.0%, to $1.9 million for the year ended 2018 from $1.4 million for 2017. The average balance of certificates of deposit increased $5.5 million or 5.3%, to $109.1 million for 2018 from $103.7 million for 2017. Additionally the average interest paid increased as the average rate increased 40 basis point to 1.70% for the year ended December 31, 2018 from 1.30% for the year ended December 31, 2017.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $432,000, or 84.0% to $946,000 for the year ended December 31, 2018 from $514,000 for the year ended December 31, 2017. The average balance of advances increased to $48.9 million for the year ended December 31, 2018 from $38.2 million for the year ended December 31, 2017, the average rate paid increased 59 basis points to an average rate of 1.94% for the year ended December 31, 2018 from 1.35% for the year ended December 31, 2017.

Net Interest Income. Net interest income decreased $36,000 to $11.88 million for December 31, 2018 from $11.92 million for the year ended December 31, 2017. Net interest income consisted of an increase on income on loans of $720,000 to $14.3 million from $13.6 million, securities increased $44,000 to $434,000 from $390,000 and other interest income increased $162,000 to $296,000, offset by increases in interest expense on deposits of $530,000 to $2.2 million from $1.7 million and an increase in the cost of borrowings of $432,000 to $946,000 from $514,000.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Account Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $1.9 million for 2018 and $2.0 million for 2017. The allowance for loan losses was $3.0 million, or 1.23% to total loans outstanding at December 31, 2018, compared to $2.7 million, or 1.13% of total loans outstanding at December 31, 2017. Total nonperforming loans were $1.5 million, or 0.60% of total loans outstanding at December 31, 2018 compared to $823,000, or 0.34% of total loans outstanding at December 31, 2017. Nonperforming loans increased primarily due to multiple one-to-four family residential loans put on nonaccrual in 2018. The allowance for loan losses as percentage of nonperforming loans decreased to 205.0% at December 31, 2018, from 333.5% at December 31, 2017. While non-performing loans increased, the change consisted primarily of one-to-four family mortgages which hold a lower risk weight in the analysis for loan losses. Managements analysis of the quantitative and qualitative factors in calculating our reserve indicated a reduction to the reserve was justified, as in the second and third quarters of 2018 management tightened up lending on our consumer loans to help minimize risk in the largest portion of the portfolio.

Noninterest Income. Noninterest income increased $811,000, or 81.6%, to $1.8 million, for the year ended December 31, 2018, from $994,000 for the year ended December 31, 2017. The increase was due in large part to an decrease in loss on sale of other assets of $594,000, and the increase other income of $198,000. The reduction in losses on other assets was due primarily to management’s determination that the fair market value on a single commercial property held in foreclosed real estate held for sale had decreased during the second quarter of 2017 resulting in a write down of $400,000 in that year. Additionally, there was a $142,000 decrease in a reserve established in the prior year against reimbursable expenses and interest due from the SBA for the afformentioned property.

Noninterest Expense. Noninterest expense increased $103,000, or 1.0%, to $10.0 million, from $9.9 million for the year ended December 31, 2017. The increase was due primarily to decreases in foreclosed real estate and repossession expense of $395,000, professional fees of $131,000, and ATM charges of $69,000, offset by increases in salaries and employee benefits of $382,000, and net occupancy of $255,000. Salaries and employee benefits increased due to normal cost of living and merit increases, and other employee benefit programs. Net occupancy expense increased due to the completion of the administrative and operations building late in 2017 and affixed depreciation on the building and furniture fixtures and equipment. The savings in ATM charges are due to the transition to a new servicer. Expenses related to foreclosed real estate decreased due to the sale in 2017 of a commercial property held in foreclosure and relief of the related carryforward costs.

Income tax expense. We recorded $320,000 of income tax expense for the year ended December 31, 2018 compared to $379,000 for the year ended December 31, 2017, reflecting the decrease in Federal tax rate from 34% to 21% and the $102,000 of expense taken in 2017 related to the remeasurement of certain deferred tax assets and liabilities due to the Tax Cuts and Jobs Act. Our effective tax rate was 18.8% for the year ended December 31, 2018, compared to 39.6% for the year ended December 31, 2017.

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

	For the Year Ended December 31,
	2018			2017			2016

	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:

Loans	$247,549	$14,289	5.77%	$236,507	$13,569	5.74%	$228,328	$13,104	5.74%
Investment securities	21,094	434	2.06	22,106	390	1.76	25,023	435	1.74
Other interest-earning assets	13,273	296	2.23	10,523	134	1.27	9,970	74	0.74
Total interest-earning assets	281,916	15,019	5.33	269,136	14,093	5.24	263,321	13,613	5.17

Noninterest-earning assets	24,057			24,808			18,237
Total assets	$305,973			$293,944			$281,558

Liabilities and equity:
Interest-bearing liabilities:
Checking	$31,783	61	0.19	$34,380	57	0.17	$32,869	45	0.14
Money Market	38,426	200	0.52	41,139	196	0.48	38,543	151	0.39
Savings	22,502	78	0.35	21,501	56	0.26	20,439	25	0.12
Certificates and other time deposits	109,107	1,851	1.70	103,651	1,351	1.30	107,484	1,265	1.18
Total interest-bearing deposits	201,818	2,190	1.09	200,671	1,660	0.83	199,335	1,486	0.75

FHLB advances	48,872	946	1.94	38,175	514	1.35	30,418	427	1.40
Total interest-bearing liabilities	250,690	3,136	1.25	238,846	2,174	0.91	229,753	1,913	0.83

Noninterest-bearing demand deposits	24,425			24,302			21,757
Other noninterest-bearing liabilities	1,582			2,000			1,382
Total liabilities	276,697			265,148			252,892

Total equity	29,276			28,796			28,666
Total liabilities and equity	$305,973			$293,944			$281,558

Net interest income		$11,883			$11,919			$11,700
Interest rate spread			4.08%			4.33%			4.34%
Net interest margin			4.22%			4.43%			4.44%

Average interest-earning assets to average interest-bearing liabilities			112.45%			112.68%			114.61%

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

	Years Ended December 31, 2018 vs. 2017			Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Increase (Decrease)	Increase (Decrease) Due to		Total Increase
	Volume	Rate	Due to	Volume	Rate	(Decrease)

Interest income:
Loans receivable	$637	$83	$720	$469	$(4)	$465
Investment securities	(18)	62	44	(51)	6	(45)
Other interest-earning assets	42	120	162	4	56	60
Total	661	265	926	422	58	480

Interest expense:
Deposits	10	520	530	10	164	174
FHLB advances	169	263	432	105	(18)	87
Total	179	783	962	115	146	261
Increase (decrease) in net interest income	$482	$(518)	$(36)	$307	$(88)	$219

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

The table below sets forth, as of December 31, 2018 and 2017, the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. In the below table, “12 Month Horizon” and “24 Month Horizon” represent the assumed length of time for which the designated immediate change in the interest rate would remain effective. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	At December 31,
	2018	2017
Change in Interest Rates (basis points)	Net Interest Change as a Percentage of Net Interest Income
12 Month Horizon
+400	(11.07)%	(7.98)%
+300	(2.14)%	(1.06)%
+200	(1.21)%	(0.51)%
+100	(0.31)%	0.00%
0	0.42%	0.33%
-100	0.44%	(0.08)%

24 Month Horizon
+400	(16.03)%	(10.49)%
+300	(9.38)%	(7.96)%
+200	(5.52)%	(4.65)%
+100	(1.97)%	(1.67)%
0	0.92%	0.57%
-100	2.11%	0.59%

The table above indicates that at December 31, 2018, in the event of a 200 basis point increase in interest rates, assuming a 12 month horizon, our net interest income would decline 1.21%. In the event of a 100 basis point decrease in interest rates, assuming a 12 month horizon, our net interest income would increase by 0.44%. A rising rate environment over a 24-month period shows even less favorable decreases to our net interest income than the correlating rate change over a 12-month period.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $6.6 million and $1.6 million for 2018 and 2017 respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $6.6 million and $10.2 million for 2018 and 2017, respectively. The 2018 period reflected a net change in loans of $6.7 million while the 2017 period reflected a net change in loans of $9.5 million. Net cash (used in) provided by financing activities, consisting primarily of the activity in borrowings and deposit accounts was ($387,000) and $11.3 million for 2018 and 2017, respectively, resulting from a shift in our strategy to utilize lower cost of funding in federal home loan bank advances and moving away from increasing costs of financial institution certificates of deposit.

At December 31, 2018, we exceeded all of our regulatory capital and well capitalized requirements with a Tier 1 (core) capital level of $30.4 million, or 10.0% of adjusted total assets, which is above the required regulatory capital level of $12.2 million, or 4.0% and well capitalized level of $15.3 million, or 5.0%; and total risk-based capital of $33.4 million, or 14.0% of risk-weighted assets, which is above the required level of $19.1 million, or 8.0% and well capitalized level of $23.8 million, or 10%. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2018 we had outstanding commitments to originate loans of $16.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2018 totaled $66.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

58

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

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

59

West End Indiana Bancshares, Inc.

Consolidated Financial Statements

December 31, 2018 and 2017

West End Indiana Bancshares, Inc.

As of December 31, 2018 and 2017
and Years Ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

West End Indiana Bancshares, Inc.

Richmond, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of West End Indiana Bancshares, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Indianapolis, Indiana

March 29, 2019

West End Indiana Bancshares, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017

Assets
Cash and due from banks	$1,551,865	$1,588,203
Interest-bearing demand deposits	8,383,465	8,757,619
Cash and cash equivalents	9,935,330	10,345,822
Investment securities available for sale	19,796,452	20,296,672
Loans held for sale	132,517	2,877,012
Loans, net of allowance for loan losses of $3,039,697 and $2,744,684	244,955,065	240,858,812
Premises and equipment	8,897,904	9,127,886
Federal Home Loan Bank stock	2,435,700	2,435,700
Interest receivable	1,128,409	1,103,553
Bank-owned life insurance	7,136,110	6,959,909
Foreclosed real estate held for sale	16,000	39,375
Other assets	5,717,756	5,369,094

Total assets	$300,151,243	$299,413,835

Liabilities and Equity

Liabilities
Deposits	$217,914,164	$226,980,788
Federal Home Loan Bank advances	50,500,000	41,500,000
Interest payable	133,353	105,709
Other liabilities	1,442,833	1,797,971
Total liabilities	269,990,350	270,384,468

Commitments and Contingencies

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	1,028,282	854,526

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,065,336 and 1,066,858	10,653	10,668
Additional paid in capital	6,251,261	6,062,163
Retained earnings	25,211,544	24,029,397
Unearned employee stock ownership plan (ESOP)	(728,520)	(784,560)
Accumulated other comprehensive loss	(584,045)	(288,301)

Total stockholders’ equity	30,160,893	29,029,367

Less maximum cash obligation related to ESOP shares	(1,028,282)	(854,526)

Total stockholders’ equity less maximum cash obligation related to ESOP shares	29,132,611	28,174,841

Total liabilities and stockholders’ equity	$300,151,243	$299,413,835

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Income

Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017

Interest and Dividend Income
Loans receivable, including fees	$14,289,426	$13,568,859
Investment securities	433,853	390,189
Other	296,339	134,528
Total interest income	15,019,618	14,093,576

Interest Expense
Deposits	2,190,214	1,660,209
Federal Home Loan Bank advances	945,669	513,879
Total interest expense	3,135,883	2,174,088

Net Interest Income	11,883,735	11,919,488
Provision for loan losses	1,947,746	2,021,000
Net Interest After Provision for Loan Losses	9,935,989	9,898,488

Other Income
Service charges on deposit accounts	711,622	701,679
Loan servicing income, net	117,176	81,016
Debit card income	403,334	369,198
Gain on sale of loans	310,682	370,578
Gain on cash surrender value of life insurance	176,201	176,691
Loss on sale of other assets	(125,532)	(719,341)
Other income	211,619	13,986
Total other income	1,805,102	993,807

Other Expense
Salaries and employee benefits	5,603,343	5,221,524
Net occupancy	839,140	583,727
Data processing fees	523,534	465,315
Professional fees	595,512	726,510
Director expenses	97,344	115,197
Advertising	271,659	290,961
ATM charges	177,476	246,459
Postage and courier	247,442	244,356
FDIC insurance premiums	162,000	166,500
Software Expense	274,955	245,638
Foreclosed real estate and repossession expense	172,516	567,202
Other expenses	1,072,814	1,061,658
Total other expenses	10,037,735	9,935,047

Income Before Income Tax	1,703,356	957,248
Income tax expense	$320,016	$379,424

Net Income	1,383,340	$577,824
Earnings Per Share
Basic	$1.40	$0.59
Diluted	1.34	0.56
Dividends Per Share	0.27	0.24

See Notes to Consolidated Financial Statements

F-4

West End Indiana Bancshares, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017

Net income	$1,383,340	$577,824
Other comprehensive income (loss), net of tax
Unrealized holding gains (loss) arising during the period, net of tax expense (benefit) of $(81,519) and $35,937.	(230,395)	57,115
	(230,395)	57,115
Comprehensive income	$1,152,945	$634,939

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2018 and 2017

							Maximum
						Accumulated	Cash
	Common Stock		Additional			Other	Obligation	Total
	Shares		Paid-In	Retained	Unearned	Comprehensive	Related to	Stockholder's
	Outstanding	Amount	Capital	Earnings	ESOP Shares	Income (Loss)	ESOP Shares	Equity
Balances at January 1, 2017	1,064,582	$10,646	$5,690,352	$23,687,416	$(840,600)	$(345,416)	$(660,957)	$27,541,441
Net income	-	-	-	577,824	-	-	-	577,824
Other comprehensive income	-	-	-	-	-	57,115	-	57,115
ESOP shares earned	-	-	110,656	-	56,040	-	-	166,696
Change related to ESOP shares	-	-	-	-	-	-	(193,569)	(193,569)
Stock based compensation expense	-	-	289,608	-	-	-	-	289,608
Shares Repurchased	(972)	(10)	(28,421)	-	-	-	-	(28,431)
Shares Issued	3,248	32	(32)	-	-	-	-	-
Cash dividends ($0.24) per share	-	-	-	(235,843)	-	-	-	(235,843)

Balances at December 31, 2017	1,066,858	10,668	6,062,163	24,029,397	(784,560)	(288,301)	(854,526)	28,174,841
Net income	-	-	-	1,383,340	-	-	-	1,383,340
Other comprehensive loss	-	-	-	-	-	(230,395)	-	(230,395)
ESOP shares earned	-	-	106,574	-	56,040	-	-	162,614
Change related to ESOP shares	-	-	-	-	-	-	(173,756)	(173,756)
Stock based compensation expense	-	-	136,727	-	-	-	-	136,727
Shares Repurchased	(1,887)	(19)	(54,199)	-	-	-	-	(54,218)
Shares Issued	365	4	(4)	-	-	-	-	-
Cash dividends ($0.27) per share	-	-	-	(266,542)	-	-	-	(266,542)
Reclassification in connection with ASU 2018-02	-	-	-	65,349	-	(65,349)	-	-
Balances at December 31, 2018	1,065,336	$10,653	$6,251,261	$25,211,544	$(728,520)	$(584,045)	$(1,028,282)	$29,132,611

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2018 and 2017

	Years Ended December 31,
	2018	2017

Operating Activities
Net income	$1,383,340	$577,824
Items not requiring (providing) cash
Provision for loan losses	1,947,746	2,021,000
Depreciation and amortization	521,850	303,510
Deferred income taxes	119,040	96,945
Investment securities amortization, net	275,843	324,133
Gain on loans sold	(310,682)	(370,578)
Loss on other assets	125,532	719,341
ESOP shares earned	162,614	166,696
Stock based compensation	136,727	289,608
Loan originated for sale	(10,019,649)	(15,467,476)
Proceeds on loan sold	12,961,023	13,226,078
Net change in
Interest receivable	(24,856)	(67,017)
Interest payable	27,644	23,572
Cash surrender value of life insurance	(176,201)	(176,691)
Other adjustments	(512,136)	(105,400)
Net cash provided by operating activities	6,617,835	1,561,545

Investing Activities
Purchases of securities available for sale	(4,126,227)	(1,016,563)
Proceeds from maturities of securities available for sale	4,038,690	4,216,587
Purchase of FHLB stock	-	(1,106,800)
Net change in loans	(6,695,394)	(9,462,803)
Purchase of premises and equipment	(291,888)	(3,737,772)
Proceeds from sale of foreclosed real estate and repossessions	433,876	923,750
Net cash used in investing activities	(6,640,943)	(10,183,601)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	(8,434,682)	3,642,252
Net change in certificates of deposit	(631,942)	(1,559,456)
Repurchased shares	(54,218)	(28,431)
Repayment of FHLB advances	(17,000,000)	(29,000,000)
Proceeds from FHLB advances	26,000,000	38,500,000
Cash dividends	(266,542)	(235,843)
Net cash (used in) provided by financing activities	(387,384)	11,318,522

Net Change in Cash and Cash Equivalents	(410,492)	2,696,466

Cash and Cash Equivalents, Beginning of Period	10,345,822	7,649,356

Cash and Cash Equivalents, End of Period	$9,935,330	$10,345,822

Additional Cash Flows Information
Interest paid	$3,108,239	$2,150,516
Income tax paid	70	673,909
Real estate acquired in settlement of loans	1,164,802	1,098,971
Sale and financing of foreclosed real estate	525,837	1,889,878

See Notes to Consolidated Financial Statements

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Years Ended December 31, 2018 and 2017

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2018 and 2017, cash equivalents consisted primarily of interest-bearing demand deposits.

The Bank is required to maintain reserve funds in cash and/or deposit with the Federal Reserve Bank as of December 31, 2018 of $0.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

At December 31, 2018, the Company’s interest-bearing cash accounts exceeded federally insured limits by approximately $6,839,000. This amount included 3,897,000 held at the Federal Home Loan Bank and $2,942,000 held at the Federal Reserve Bank, which are not federally insured.

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

Years Ended December 31, 2018 and 2017

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

Years Ended December 31, 2018 and 2017

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

Years Ended December 31, 2018 and 2017

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

Years Ended December 31, 2018 and 2017

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) and accumulated other comprehensive income consist entirely of unrealized appreciation (depreciation) on available-for-sale securities.

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

Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding.

Note 2:	Securities

The amortized cost and approximate fair values of securities are as follows:

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$2,018	$-	$(200)	$1,818
Mortgage-backed securities - GSE residential	18,569	-	(591)	17,978

Total available for sale	$20,587	$-	$(791)	$19,796

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Available for sale
Municipal bonds	$2,019	$-	$(67)	$1,952
Mortgage-backed securities - GSE residential	18,757	2	(414)	18,345

Total available for sale	$20,776	$2	$(481)	$20,297

The amortized cost and fair value of securities available for sale at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Amortized Cost	Fair Value

After ten years	2,018	1,818
Mortgage-backed securities - GSE residential	18,569	17,978

Totals	$20,587	$19,796

Securities pledged at December 31, 2018 and 2017 totaled $10,891,000 and $13,473,000.

There were no activities related to the sales of securities available for sale for the years ended December 31, 2018 and 2017.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2018 and 2017 was $19,796,000 and $19,627,000 which is approximately 100% and 97% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Securities with unrealized losses at December 31, 2018 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$-	$-	$1,818	$(200)	$1,818	$(200)
Mortgage-backed securities - GSE residential	4,194	(36)	13,784	(555)	17,978	(591)
	$4,194	$(36)	$15,602	$(755)	$19,796	$(791)

Securities with unrealized losses at December 31, 2017 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$-	$-	$1,952	$(67)	$1,952	$(67)
Mortgage-backed securities - GSE residential	4,644	(40)	13,031	(374)	17,675	(414)
	$4,644	$(40)	$14,983	$(441)	$19,627	$(481)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases and illiquidity. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases and illiquidity. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates, illiquidity, and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 3:	Loans and Allowance

Categories of loans include:

	December 31,
	2018	2017

Commercial	$12,825	$11,572
Real estate loans
Residential	63,787	61,885
Commercial and multi-family	59,725	57,485
Construction	3,092	2,093
Second mortgages and equity lines of credit	6,971	6,594
Consumer loans
Indirect	83,399	86,109
Other	18,295	17,978
	248,094	243,716
Less
Net deferred loan fees, premiums and discounts	99	112
Allowance for loan losses	3,040	2,745

Total loans	$244,955	$240,859

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

Commercial and multi-family real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial and multi-family real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

The following presents by portfolio class, the activity in the allowance for loan losses for the years ended December 31, 2018 and 2017:

		December 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance for loan losses:
Balance, beginning of year	$303	$191	$886	$2	$10	$1,353	$2,745
Provision for losses	152	1	57	2	2	1,734	1,948
Recoveries on loans	9	22	—	—	—	135	166
Loans charged off	(56)	(50)	(1)	—	—	(1,712)	(1,819)

Balance, end of year	$408	$164	$942	$4	$12	$1,510	$3,040

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio class and impairment method as of December 31, 2018 and December 31, 2017:

		December 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$408	$164	$942	$4	$12	$1,510	$3,040
Individually evaluated for impairment	317	-	700	-	-	-	1,017
Collectivity evaluated for impairment	91	164	242	4	12	1,510	2,023
Loans:
Ending balance	$12,825	$63,787	$59,725	$3,092	$6,971	$101,694	$248,094
Individually evaluated for impairment	787	-	1,355	-	-	-	2,142
Collectivity evaluated for impairment	12,038	63,787	58,370	3,092	6,971	101,694	245,952

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total

Allowance:
Balance, end of year	$303	$191	$886	$2	$10	$1,353	$2,745
Individually evaluated for impairment	214	-	556	-	-	-	770
Collectivity evaluated for impairment	89	191	330	2	10	1,353	1,975
Loans:
Ending balance	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716
Individually evaluated for impairment	814	-	1,605	-	-	-	2,419
Collectivity evaluated for impairment	10,758	61,885	55,880	2,093	6,594	104,087	241,297

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of December 31, 2018 and December 31, 2017:

		December 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$11,916	$63,415	$53,778	$3,092	$6,971	$101,694	$240,866
Watch	122	––	2,608	—	—	—	2,730
Special Mention	––	372	1,984	—	––	—	2,356
Substandard	787	––	1,355	—	—	––	2,142
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––
Total	$12,825	$63,787	$59,725	$3,092	$6,971	$101,694	$248,094

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Pass	$10,601	$61,561	$52,873	$2,093	$6,594	$104,087	$237,809
Watch	157	––	992	—	—	—	1,149
Special Mention	––	324	2,015	—	––	—	2,339
Substandard	814	––	1,605	—	—	––	2,419
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––
Total	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716

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

Years Ended December 31, 2018 and 2017

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

The following table presents the Bank’s loan portfolio aging analysis as of December 31, 2018 and December 31, 2017:

		December 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$17	$110	$387	$-	$3	$1,140	$1,657
60-89 days past due	-	181	-	-	-	495	676
Greater than 90 days	-	529	-	-	2	952	1,483
Total past due	17	820	387	-	5	2,587	3,816
Current	12,808	62,967	59,338	3,092	6,966	99,107	244,278
Total loans	$12,825	$63,787	$59,725	$3,092	$6,971	$101,694	$248,094

Nonaccrual loans	$-	$507	$-	$-	$-	$11	$518
Past due 90 days and accruing	-	22	-	-	2	941	965
Total	$-	$529	$-	$-	$2	$952	$1,483

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total

30-59 days past due	$10	$378	$-	$-	$57	$1,536	$1,981
60-89 days past due	-	18	39	-		472	529
Greater than 90 days	-	149	8	-		666	823
Total past due	10	545	47	-	57	2,674	3,333
Current	11,562	61,340	57,438	2,093	6,537	101,413	240,383
Total loans	$11,572	$61,885	$57,485	$2,093	$6,594	$104,087	$243,716

Nonaccrual loans	$-	$115	$8	$-	$-	$-	$123
Past due 90 days and accruing	-	34	-	-	-	666	700
Total	$-	$149	$8	$-	$-	$666	$823

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

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2018 and December 31, 2017:

		December 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Impaired loans without a specific allowance:
Recorded investment	$49	$-	$417	$-	$-	$-	$466
Unpaid principal balance	49	-	417	-	-	-	466
Impaired loans with a specific allowance:
Recorded investment	738	-	938	-	-	-	1,676
Unpaid principal balance	738	-	938	-	-	-	1,676
Specific allowance	317	-	700	-	-	-	1,017
Total impaired loans:
Recorded investment	787	-	1,355	-	-	-	2,142
Unpaid principal balance	787	-	1,355	-	-	-	2,142
Specific allowance	317	-	700	-	-	-	1,017

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for years ended December 31, 2018 and 2017:

		December 31, 2018
		Real Estate

	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$802	$––	$1,501	$––	$––	$––	$2,303
Interest income recognized	49	––	85	––	––	––	134
Interest income recognized on a cash basis	––	––	––	––	––	––	––

		December 31, 2017
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

Total impaired loan:
Average recorded investment	$1,409	$––	$1,758	$––	$––	$––	$3,167
Interest income recognized	87	––	91	––	––	––	178
Interest income recognized on a cash basis	––	––	––	––	––	––	––

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Nonaccrual loans, including TDRs that have not met the six-month minimum performance criterion, are reported in this report as non-performing loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is questionable under the terms of the loan agreement. Most generally, this is at 90 or more days past due. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

There were no new troubled debt restructuring during the year ended December 31, 2018.

During the year ended December 31, 2017, there was one new restructuring classified as TDR. The loan balance at December 31, 2017 was $738,000 with a pre-modification recorded balance and a post modification recorded balance of $738,000. Modifications include continuation of interest only payment for a six-month time period on $738,000 TDR balance and deferment of principal payments. No loans restructured during the last twelve months defaulted during the year ended December 31, 2017.

There were no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property in 2018 or 2017.

At December 31, 2018 and 2017, there were $557,000 and $126,000, respectively, of residential real estate loans in process of foreclosure.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2018	2017
Land	1,419	1,274
Buildings and improvements	8,257	8,304
Furniture and equipment	2,157	2,045
Construction in progress	54	-
Software	501	501
Total cost	12,388	12,097
Accumulated depreciation and amortization	(3,491)	(2,969)

Net	$8,897	$9,128

Note 5:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage-servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others were $73,600,000 and $71,626,000 at December 31, 2018 and 2017, respectively.

The following summarizes the activity in mortgage servicing measured using the fair value method for the periods ended December 31, 2018 and 2017:

	2018	2017

Fair value at the beginning of the period	$731	$719
Servicing rights recorded on sale of loans	126	104
Change in fair value due to payments	(105)	(85)
Other changes in valuation inputs or assumptions	49	(7)

Fair value at the end of the period	$801	$731

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

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following summarizes the key economic assumptions used in determining the fair value of the mortgage-servicing rights at December 31, 2018 and 2017:

	December 31,
	2018	2017

Weighted-average constant prepayment rate	9.2%	10.8%
Weighted-average discount rate	6.6%	5.8%
Weighted expected loan servicing (years)	4.35	4.08

Note 6:	Deposits

	December 31
	2018	2017

Noninterest-bearing	$26,149	$24,659
Checking	30,454	32,838
Money market	30,547	41,076
Savings	24,477	21,489
Certificates and other time deposits of $250,000 or more	21,843	18,768
Other certificates and time deposits	84,444	88,151
Total deposits	$217,914	$226,981

At December 31, 2018, the scheduled maturities of time deposits are as follows:

2018

2019	$66,651
2020	28,227
2021	6,110
2022	4,485
2023	814

$106,287

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances totaled $50,500,000 and $41,500,000 at December 31, 2018 and 2017, respectively. At December 31, 2018, an advance of $5,000,000 maturing in 2022 is subject to a one-time call option as of January 27, 2020. At December 31, 2018, an advance of $2,000,000 maturing in 2025 is subject to a one-time call option as of April 26, 2021. At December 31, 2018, an advance of $5,000,000 maturing in 2028 is subject to a one-time call option as of February 15, 2023. The Federal Home Loan Bank advances are secured by mortgage loans totaling $69,895,000 at December 31, 2018. Advances, at interest rates from 1.55% to 2.87% are subject to restrictions or penalties in the event of prepayment.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Maturities of Federal Home Loan Bank advances were as follows at December 31, 2018:

2018
2019	$17,500
2020	7,000
2021	4,000
2022	10,000
2023	5,000
Thereafter	7,000

$50,500

Note 8:	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in Indiana. With a few exceptions, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2015.

	2018	2017
Income Tax Expense
Currently payable
Federal	$104	$198
State	97	84
Deferred
Federal	103	122
State	16	(25)
Total income tax expense	$320	$379

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21% and 34%	358	325
Effect of state income taxes	89	39
Tax-exempt interest	(10)	(16)
Cash surrender value of life insurance	(37)	(60)
Change in Valuation Allowance	-	(60)
Effect of Tax Cuts and Job Acts and measurement period adjustments	(83)	102
Other	3	49
Actual tax expense	$320	$379
Effective tax rate	19.0%	40.0%

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

	2018	2017
Assets
Allowance for loan losses	$428	$376
Accrued compensation	170	162
Charitable contributions	-	1
Securities available for sale	207	125
Other	48	51
Total assets	853	715

Liabilities
State income tax	(29)	(31)
Depreciation	(308)	(146)
FHLB stock	(13)	(13)
Mortgage-servicing rights	(208)	(193)
Total liabilities	(558)	(383)
Net deferred tax asset before valuation allowance	295	332

Valuation allowance
Beginning balance	-	(60)
(Increase) decrease during the period	-	60
Ending balance	-	-
Net deferred tax assets	$295	$332

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changed U.S. tax laws, including a reduction in the corporate tax rate from 34% to 21%, as well as other changes. As a result of enactment of the legislation and under the guidance of SAB 118, the Company, during 2017 and 2018, recorded additional income tax expense of $19,000 related to the remeasurement of certain deferred tax assets and liabilities. Included in this additional one-time income tax expense of $19,000 was income tax expense of $65,000 related to the adjustment of the deferred tax asset for net unrealized losses on available-for-sale securities.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

During 2017, the remaining 2012 charitable contribution carryover expired, with a portion of the carryover not being recognized for income tax purposes. As a result, the Company has relieved the related valuation allowance, established in 2012, for the expired deferred tax asset.

Retained earnings at December 31, 2018 include approximately $3,136,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount is approximately $659,000.

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

Financial instruments whose contract amount represents credit risk as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017

Commitments to extend credit	$16,741	$18,926
Standby letters of credit	45	13,045

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2018 and 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2018, the most recent notification from the Department of Financial Institutions, State of Indiana, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2018
Total capital [1] (to risk-weighted assets)	$33,393	14.0%	$19,063	8.0%	$23,829	10.0%
Tier I capital [1] (to risk-weighted assets)	30,414	12.8%	14,297	6.0%	19,063	8.0%
Common Equity Tier I capital [1] (to risk-weighted assets)	30,414	12.8%	10,723	4.5%	15,489	6.5%
Tier I capital [1] (to average assets)	30,414	10.0%	12,201	4.0%	15,252	5.0%

2017
Total capital [1] (to risk-weighted assets)	$31,252	13.0%	$19,224	8.0%	$24,030	10.0%
Tier I capital [1] (to risk-weighted assets)	28,507	11.9%	14,418	6.0%	19,224	8.0%
Common Equity Tier I capital [1] (to risk-weighted assets)	28,507	11.9%	10,814	4.5%	15,620	6.5%
Tier I capital [1] (to average assets)	28,507	9.6%	11,840	4.0%	14,800	5.0%
1 As defined by regulatory agencies

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions, paid over the comparable time period. At December 31, 2018 approximately $2,463,000 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 11:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Effective January 1, 2012, the Company elected the Safe Harbor provisions provided by the Internal Revenue Code. Under this plan employees may contribute up to 50% of their compensation in 1% increments with the Company matching 100% of the employee’s contribution on the first 3% and 50% of the next 2% of the employee’s compensation. Employer contributions charged to expense were $112,000 and $107,000 for the years ended December 31, 2018 and December 31, 2017.

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

Pension expense related to this plan was $146,000 and $97,000 for the years ended December 31, 2018 and 2017. Funding status of the plan as of the beginning of the plan years for 2018 and 2017 (July 1st) was 95.33% and 100.07% respectively.

The Company’s contributions for the years ending December 31, 2018 and 2017 were $187,000 and $98,000, respectively. Total contributions to the Pentegra Plan were $367,119,000 and $153,186,000 for the plan years ended June 30, 2018 and 2017, respectively. The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan. There have been no significant changes that affect the comparability of the 2018 and 2017 contributions.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

During 2016, the Company entered into a salary continuation agreement with three executive officers that provides supplemental retirement benefits. The Company recognized expense for these agreements totaling $92,000, and $88,000 during the years ended December 31, 2018 and 2017.

The Company executed a nonqualified benefit plan covering certain directors on January 1, 2000. The plan features deferred compensation benefits for 120 months following retirement for each director.

During 2004, the Board of Directors approved a proposal to include secular trusts as part of the nonqualified benefit plan. The same costs that would be recognized under a noncontributory plan are now contributed to secular trusts in the name of each director. In addition, the tax impact of the contributions to the individual participants is also being recognized as a cost of the retirement plan. Consequently, the plan was funded at the date of conversion. Retirement plan costs recognized for the years ended December 31, 2018 and 2017 were $0 and $8,000 respectively, due to director’s retirement being fully funded in 2017.

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the years ended December 31, 2018 and 2017 were $137,000 and $289,000, respectively.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Stock Options

The table below represents the stock option activity for the period shown:

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2018	128,150	$19.00
Granted	-	-
Exercised	(900)	18.75
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2018	127,250	$19.00	4.7
Exercisable options outstanding at December 31, 2018	119,650	$18.85	4.5

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2017	136,550	$18.99
Granted	-	-
Exercised	(8,400)	18.95
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2017	128,150	$19.00	5.7
Exercisable options outstanding at December 31, 2017	92,790	$18.81	5.5

As of December 31, 2018, and 2017, the Company had $15,000 and $56,000, respectively, of unrecognized compensation expense related to stock options. Exercisable options vested in the year ended December 31, 2018 and 2017 were 27,760 and 27,760 respectively. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the years ended December 31, 2018 and 2017 were $43,000 and $79,000 respectively. The total intrinsic value of the exercisable options at December 31, 2018 and 2017 was $879,000 and $935,000 respectively. The total intrinsic value of options as of December 31, 2018 and 2017 was $916,000 and $1,271,000, respectively. The intrinsic value of options exercised in 2018 and 2017 were $11,000 and $84,000, respectively.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends.

The table below presents the restricted stock award activity for the period shown:

	Service-Based Restricted stock awards	Weighted average grant date fair value
Non-vested at January 1, 2018	11,208	$18.75
Granted	—	—
Vested	11,208	$18.75
Forfeited	—	—
Non-vested at December 31, 2018	—	—

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

As of December 31, 2018, and 2017, the Company had $0 and $97,000, respectively of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year vesting period. Restricted stock expense for the years ended December 31, 2018 and 2017 were $97,000 and $210,000.

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

ESOP expense for the years ended December 31, 2017 and 2016 was $163,000 and $167,000.

	December 31,
	2018	2017

Allocated shares	35,159	30,326
Unearned shares	72,852	78,456
Total ESOP shares	108,011	108,782

Fair value of unearned shares at December 31	$1,909	$2,267

At December 31, 2018 and 2017, the fair value of the 35,159 and 30,326 allocated shares held by the ESOP was $921,000 and $876,000, respectively, based on the quoted per share price of $26.20 and $28.89 at December 31, 2018 and 2017 respectively.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to purchase such shares at their fair market value based on the most recent valuation report any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The allocated shares held by the ESOP and the outstanding shares held by former employees subject to the repurchase option totaled 35,458 and 30,519 at December 31, 2018 and 2017. At December 31, 2018, the 35,458 shares had a fair value of $1,028,000 ($29.00 per share based on the most recent valuation report) and have been classified as mezzanine capital. At December 31, 2017, the 30,519 shares had a fair value of $855,000 ($28.00 per share based on the most recent valuation report) and have been classified as mezzanine capital.

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

	December
	2018	2017
Net Income	$1,383	$578
Allocated to participating securities	(7)	(10)
Net income allocated to common stockholders	$1,376	$568

Weighted average common shares outstanding, gross	1,066,059	1,066,637
Less: Average unearned ESOP shares and participating securities	(81,109)	(98,153)
Weighted average common shares outstanding, net	984,950	968,484
Effect of diluted based awards	43,272	43,647
Weighted average shares and common stock equivalents	1,028,222	1,012,131

Income per common share:
Basic	$1.40	$0.59
Diluted	$1.34	$0.56

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	-

Note 15:	Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2018 and 2017 was $1,905,000 and $2,020,000, respectively.

Annual activity consisted of the following:

	2018	2017

Balance, beginning of year	$2,020	$2,016
New loans	238	472
Change in composition	-	(52)
Repayments	(353)	(416)
Balance, end of year	$1,905	$2,020

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Deposits from related parties held by the Bank at December 31, 2018 and 2017 totaled $549,000 and $497,000 respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include SBA loan pools, municipal bonds and mortgage-backed securities. At December 31, 2018 and 2017, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017:

		2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:

Municipal bonds	$1,818	$—	$1,818	$—
Mortgage-backed securities - GSE residential	17,978	—	17,978	—
Mortgage-servicing rights	801	—	—	801

		2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:

Municipal bonds	$1,952	$—	$1,952	$—
Mortgage-backed securities - GSE residential	18,345	—	18,345	—
Mortgage-servicing rights	731	—	—	731

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Mortgage-Servicing Rights
	2018	2017

Balances, January 1	$731	$719
Total unrealized gains (losses) included in net income	49	(7)
Additions (rights recorded on sale of loans)	126	104
Settlements (payments)	(105)	(85)

Balances, December 31	$801	$731

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral. In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans. If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted based on the age of the appraisal, condition of the subject property, and overall economic conditions. After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$661	$—	$—	$661

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

		2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$761	$—	$—	$761

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$661	Comparative sales based on independent appraisals	Marketability Discount	57.0%

Mortgage-servicing rights	$801	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	6.0% -6.8% (6.6%) 8.6% - 11.4% (9.2%) 1.5 – 4.8 (4.4)

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans	$761	Comparative sales based on independent appraisals	Marketability Discount	12.0% - 50.0%

Mortgage-servicing rights	$731	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.3% -6.0% (5.8%) 10.7% - 12.3% (10.8%) 1.9 – 4.5 (4.1)

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

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017.

	December 31, 2018
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$9,935	$9,935	$––	$—
Loans held for sale	133	––	133	—
Loans, net	244,955	—	––	241,786
Federal Home Loan Bank stock	2,436	—	2,436	—
Interest receivable	1,128	—	1,128	—

Financial liabilities
Deposits	217,914	111,627	106,413	—
Federal Home Loan Bank advances	50,500	—	50,400	—
Interest payable	133	—	133	—

	December 31, 2017
		Fair Value
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets
Cash and cash equivalents	$10,346	$10,346	$––	$—
Loans held for sale	2,877	––	2,877	—
Loans, net	240,859	—	––	242,133
Federal Home Loan Bank stock	2,436	—	2,436	—
Interest receivable	1,103	—	1,103	—

Financial liabilities
Deposits	226,981	120,061	106,999	—
Federal Home Loan Bank advances	41,500	—	41,553	—
Interest payable	106	—	106	—

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 17:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	2018	2017
Assets
Cash and due from banks	$225	$719
Investment in subsidiary	29,830	28,218
Other assets	106	92

Total assets	$30,161	$29,029

Liabilities and Stockholders' Equity
Liabilities	-	-
Redeemable common stock held by ESOP	1,028	855
Total stockholders' equity less maximum cash obligation related to ESOP shares	29,133	28,174

Total liabilities and stockholders’ equity	$30,161	$29,029

Condensed Statements of Income and Comprehensive Income

	2018	2017
Income
Other income	$5	$4

Expenses
Other expenses	411	330

Income Before Income Tax and Equity in Undistributed Income of Subsidiary	(406)	(326)

Income Tax Benefit	106	124

Income Before Equity in Undistributed Income of Subsidiary	(300)	(202)

Undistributed Income of subsidiary	1,683	780

Net Income	$1,383	$578

Comprehensive Income	$1,153	$635

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows

	2018	2017
Operating Activities
Net income	$1,383	$578
Adjustments to reconcile net income to net cash used in operating activities	(1,683)	(559)
Net cash (used in) provided by operating activities	(151)	19

Investing Activities
Investment in Bank	(22)	(20)
Dividends from subsidiary	-	-
Net cash used in investing activities	(22)	(20)

Financing Activities
Dividends paid	(267)	(236)
Repurchased shares	(54)	(28)
Net cash used in investing activities	(321)	(264)

Net Change in Cash and Due From Banks	(494)	(265)

Cash and Due From Banks at Beginning of Year	719	984

Cash and Due From Banks at End of Year	$225	$719

Note 18:	Recent Accounting Pronouncements

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Years Ended December 31, 2018 and 2017

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

West End Indiana Bancshares, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)          Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

60

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective, based on those criteria.

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

61

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2018 and 2017;

(C)	Consolidated Statements of Income for the years ended December 31, 2018 and 2017;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017;

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and

(G)	Notes to Consolidated Financial Statements.

62

(a)(2)	Financial Statement Schedules

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

63

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

West End Indiana Bancshares, Inc.

Date: March 29, 2019	By:	/s/ Timothy R. Frame
Timothy R. Frame
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Timothy R. Frame	President and Chief Executive Officer	March 29, 2019
Timothy R. Frame

/s/ Shelley D. Miller	Executive Vice President and Chief Financial	March 29, 2019
Shelley D. Miller	Officer (Principal Financial and Accounting Officer)

/s/ John P. McBride	Chairman of the Board	March 29, 2019
John P. McBride

/s/ Michael J. Allen	Director	March 29, 2019
Michael J. Allen

/s/ Shaun Dingwerth	Director	March 29, 2019
Shaun Dingwerth

/s/ Craig C. Kinyon	Director	March 29, 2019
Craig C. Kinyon

/s/ Jennifer North	Director	March 29, 2019
Jennifer North
64