Form 10-Q
period 2019-03-31
West End Indiana Bancshares, Inc.
filed 2019-05-15
CIK 1523854

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

As of May 15, 2019, there were 1,065,336 issued and outstanding shares of the Registrant’s Common Stock.

West End Indiana Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

West End Indiana Bancshares, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018

Assets
Cash and due from banks	$1,713,837	$1,551,865
Interest-bearing demand deposits	10,602,163	8,383,465
Cash and cash equivalents	12,316,000	9,935,330
Investment securities available for sale	19,257,202	19,796,452
Loans held for sale	-	132,517
Loans, net of allowance for loan losses of $2,940,082 and $3,039,697	242,552,604	244,955,065
Premises and equipment	8,785,569	8,897,904
Federal Home Loan Bank stock	2,435,700	2,435,700
Interest receivable	1,031,709	1,128,409
Bank-owned life insurance	6,120,738	7,136,110
Foreclosed real estate held for sale	-	16,000
Other assets	6,630,693	5,717,756

Total assets	$299,130,215	$300,151,243

Liabilities and Equity

Liabilities
Deposits	$218,410,453	$217,914,164
Federal Home Loan Bank advances	48,500,000	50,500,000
Interest payable	124,215	133,353
Other liabilities	1,426,303	1,442,833
Total liabilities	268,460,971	269,990,350

Commitments and Contingencies

Redeemable common stock held by Employee Stock Ownership Plan (ESOP)	904,179	1,028,282

Stockholders’ Equity
Common stock, $.01 par value per share: Issued and outstanding – 1,065,336 and 1,065,336	10,653	10,653
Additional paid in capital	6,275,796	6,251,261
Retained earnings	25,457,594	25,211,544
Unearned employee stock ownership plan (ESOP)	(714,510)	(728,520)
Accumulated other comprehensive loss	(360,289)	(584,045)

Total stockholders’ equity	30,669,244	30,160,893

Less maximum cash obligation related to ESOP shares	(904,179)	(1,028,282)

Total stockholders’ equity less maximum cash obligation related to ESOP shares	29,765,065	29,132,611

Total liabilities and stockholders’ equity	$299,130,215	$300,151,243

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,523,478	$3,454,656
Investment securities	112,739	102,671
Other	73,960	68,121
Total interest income	3,710,177	3,625,448

Interest Expense
Deposits	601,412	499,481
Federal Home Loan Bank advances	260,951	201,150
Total interest expense	862,363	700,631

Net Interest Income	2,847,814	2,924,817
Provision for loan losses	333,000	555,045
Net Interest After Provision for Loan Losses	2,514,814	2,369,772

Other Income
Service charges on deposit accounts	158,331	172,735
Loan servicing income, net	(8,568)	80,681
Debit card income	96,075	94,062
Gain on sale of loans	55,440	111,778
Gain on cash surrender value and redemption of life insurance policies	141,274	43,402
Loss on sale of other assets	(24,274)	(7,656)
Other income	8,908	11,344
Total other income	427,186	506,346

Other Expense
Salaries and employee benefits	1,456,054	1,386,618
Net occupancy	191,001	208,459
Data processing fees	141,617	124,015
Professional fees	150,125	99,728
Director expenses	25,065	24,300
Advertising	60,024	55,778
ATM charges	42,616	41,608
Postage and courier	63,517	62,656
FDIC insurance premiums	31,000	39,000
Foreclosed real estate and repossession expense	84,582	46,317
Other expenses	300,277	320,584
Total other expenses	2,545,878	2,409,063

Income Before Income Tax	396,122	467,055
Income tax expense	80,598	119,526

Net Income	$315,524	$347,529
Earnings Per Share
Basic	$0.32	$0.35
Diluted	0.31	0.34
Dividends Per Share	0.07	0.06

The accompanying notes are an integral part of these financial statements.

2

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements

of Comprehensive Income

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net income	$315,524	$347,529
Other comprehensive income(loss), net of tax
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $78,354 and $(81,228)	223,756	(229,568)

Comprehensive income	$539,280	$117,961

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
Operating Activities
Net income	$315,524	$347,529
Items not requiring (providing) cash
Provision for loan losses	333,000	555,045
Depreciation and amortization	115,935	124,236
Investment securities amortization, net	51,806	73,760
Loan originated for sale	(1,736,580)	(2,592,065)
Proceeds on loan sold	1,904,411	3,744,806
Gain on loans sold	(55,440)	(111,778)
Loss on other assets	24,274	7,656
ESOP shares earned	36,599	40,171
Stock based compensation	1,946	71,375
Gain on cash surrender value and redemption of life insurance policies	(141,274)	(43,402)
Net change in
Interest receivable	96,701	122,861
Interest payable	(9,138)	22,891
Other adjustments	200,391	(161,509)
Net cash provided by operating activities	1,138,155	2,201,576

Investing Activities
Purchases of securities available for sale	-	(4,126,227)
Proceeds from maturities of securities available for sale	789,554	1,029,809
Net change in loans	1,828,873	(2,575,534)
Purchase of premises and equipment	(3,600)	(35,094)
Proceeds from sale of foreclosed real estate and repossessions	200,873	138,423
Net cash provided by (used in) investing activities	2,815,700	(5,568,623)

Financing Activities
Net change in demand deposits, money market, NOW, and savings accounts	88,935	(1,716,586)
Net change in certificates of deposit	407,354	4,115,192
Repayment of FHLB advances	(21,000,000)	(8,000,000)
Proceeds from FHLB advances	19,000,000	15,000,000
Cash dividends	(69,474)	(59,305)
Net cash provided by (used in) financing activities	(1,573,185)	9,339,301

Net Change in Cash and Cash Equivalents	2,380,670	5,972,254

Cash and Cash Equivalents, Beginning of Period	9,935,330	10,345,822

Cash and Cash Equivalents, End of Period	$12,316,000	$16,318,076

Additional Cash Flows Information
Interest paid	$871,501	$677,740
Real estate acquired in settlement of loans	338,674	187,840
Sales and financing of foreclosed real estate and repossessions	98,086	-

The accompanying notes are an integral part of these financial statements.

West End Indiana Bancshares, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

							Maximum Cash
						Accumulated	Obligation
	Common Stock		Additional		Unearned	Other	Related to	Total
	Shares		Paid-In	Retained	ESOP	Comprehensive	ESOP	Stockholders
	Outstanding	Amount	Capital	Earnings	Shares	Loss	Shares	Equity
	(Unaudited)
Balances at January 1, 2019	1,065,336	$10,653	$6,251,261	$25,211,544	$(728,520)	$(584,045)	$(1,028,282)	$29,132,611
Net income	-	-	-	315,524	-	-	-	315,524
Other comprehensive loss	-	-	-	-	-	223,756	-	223,756
ESOP shares earned	-	-	22,589	-	14,010	-	-	36,599
Stock based compensation expense	-	-	1,946	-	-	-	-	1,946
Change in obligation related to ESOP shares	-	-	-	-	-	-	124,103	124,103
Cash dividends ($0.07) per share	-	-	-	(69,474)	-	-	-	(69,474)
Balances at March 31, 2019	1,065,336	$10,653	$6,275,796	$25,457,594	$(714,510)	$(360,289)	$(904,179)	$29,765,065

							Maximum Cash
						Accumulated	Obligation
	Common Stock		Additional		Unearned	Other	Related to	Total
	Shares		Paid-In	Retained	ESOP	Comprehensive	ESOP	Stockholders
	Outstanding	Amount	Capital	Earnings	Shares	Loss	Shares	Equity

Balances at January 1, 2018	1,066,858	$10,668	$6,062,163	$24,029,397	$(784,560)	$(288,301)	$(854,526)	$28,174,841
Net income	-	-	-	347,529	-	-	-	347,529
Other comprehensive loss	-	-	-	-	-	(229,568)	-	(229,568)
Reclassification in connection with ASU 2018-02	-	-	-	65,349	-	(65,349)	-	-
ESOP shares earned	-	-	26,161	-	14,010	-	-	40,171
Stock based compensation expense	-	-	71,375	-	-	-	-	71,375
Change in obligation related to ESOP shares	-	-	-	-	-	-	(30,519)	(30,519)
Cash dividends ($0.06) per share	-	-	-	(59,305)	-	-	-	(59,305)
Balances at March 31, 2018	1,066,858	$10,668	$6,159,699	$24,382,970	$(770,550)	$(583,218)	$(885,045)	$28,314,524

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2018. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2019, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2018 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

NOTE 2: Securities

The amortized cost and approximate fair values of securities are as follows:

	March 31, 2019
	(Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,018	$-	$(104)	$1,914
Mortgage-backed securities - GSE residential	17,727	18	(402)	17,343
Total available for sale	$19,745	$18	$(506)	$19,257

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available for sale
Municipal bonds	$2,018	$-	$(200)	$1,818
Mortgage-backed securities - GSE residential	18,569	-	(591)	17,978
Total available for sale	$20,587	$-	$(791)	$19,796

The amortized cost and fair value of securities available for sale at March 31, 2019 (unaudited) and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018
	(Unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
After ten years	2,018	1,914	2,018	1,818
Mortgage-backed securities - GSE residential	17,727	17,343	18,569	17,978
Totals	$19,745	$19,257	$20,587	$19,796

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $10,466,000 at March 31, 2019 (unaudited). Securities pledged at December 31, 2018 were $10,891,000.

There were no activities related to the sales of securities available for sale for the three months ended March 31, 2019 and 2018.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2019 (unaudited) and December 31, 2018 was $16,528,000 and $19,796,000 which is approximately 86% and 100% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Securities with unrealized losses at March 31, 2019 (unaudited) were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Available-for-sale securities
Municipal bonds	$-	$-	$1,914	$(104)	$1,914	$(104)
Mortgage-backed securities - GSE residential	267	(3)	14,347	(399)	14,614	(402)
	$267	$(3)	$16,261	$(503)	$16,528	$(506)

Securities with unrealized losses at December 31, 2018 were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Municipal bonds	$-	$-	$1,818	$(200)	$1,818	$(200)
Mortgage-backed securities - GSE residential	4,194	(36)	13,784	(555)	17,978	(591)
	$4,194	$(36)	$15,602	$(755)	$19,796	$(791)

Municipal Bonds

The unrealized losses on the Company’s investments in municipal bonds were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

Mortgage-backed Securities – GSE Residential

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not, more likely than not, the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

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

Categories of loans include:

	(Unaudited)
	March 31,	December 31,
	2019	2018
	(In Thousands)
Commercial	$12,784	$12,825
Real estate loans
Residential	63,422	63,787
Commercial and multi-family	59,534	59,725
Construction	3,612	3,092
Second mortgages and equity lines of credit	6,827	6,971
Consumer loans
Indirect	81,386	83,399
Other	18,025	18,295
	245,590	248,094
Less
Net deferred loan fees, premiums and discounts	97	99
Allowance for loan losses	2,940	3,040
Total loans	$242,553	$244,955

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2019 (unaudited) and 2018 (unaudited).

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2019:
Balance, beginning of year	$408	$164	$942	$4	$12	$1,510	$3,040
Provision for losses	(124)	(2)	(23)	1	—	481	333
Recoveries on loans	9	1	—	—	—	21	31
Loans charged off	—	—	—	—	—	(464)	(464)
Balance, end of period	$293	$163	$919	$5	$12	$1,548	$2,940

Three Months Ended March 31, 2018:
Balance, beginning of year	$303	$191	$886	$2	$10	$1,353	$2,745
Provision for losses	253	19	(10)	1	(1)	293	555
Recoveries on loans	—	15	—	—	—	32	47
Loans charged off	—	(27)	(1)	—	—	(347)	(375)
Balance, end of period	$556	$198	$875	$3	$9	$1,331	$2,972

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2019 (unaudited) and December 31, 2018:

		March 31, 2019
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total

	(In Thousands)
Allowance:
Balance, end of period	$293	$163	$919	$5	$12	$1,548	$2,940
Individually evaluated for impairment	201	-	680	-	-	-	881
Collectivity evaluated for impairment	92	163	239	5	12	1,548	2,059
Loans:
Ending balance	$12,784	$63,422	$59,534	$3,612	$6,827	$99,411	$245,590
Individually evaluated for impairment	759	-	1,345	-	-	86	2,190
Collectivity evaluated for impairment	12,025	63,422	58,189	3,612	6,827	99,325	243,400

		December 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total

	(In Thousands)
Allowance:
Balance, end of year	$408	$164	$942	$4	$12	$1,510	$3,040
Individually evaluated for impairment	317	-	700	-	-	-	1,017
Collectivity evaluated for impairment	91	164	242	4	12	1,510	2,023
Loans:
Ending balance	$12,825	$63,787	$59,725	$3,092	$6,971	$101,694	$248,094
Individually evaluated for impairment	787	-	1,355	-	-	-	2,142
Collectivity evaluated for impairment	12,038	63,787	58,370	3,092	6,971	101,694	245,952

The following tables present the credit risk profile of the Bank’s loan portfolio based on rating category and payment activity as of March 31, 2019 (unaudited) and December 31, 2018:

		March 31, 2019
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

	(In Thousands)
Pass	$11,912	$63,051	$53,617	$3,612	$6,827	$99,325	$238,344
Watch	113	––	2,599	—	—	86	2,798
Special Mention	––	371	1,973	—	––	—	2,344
Substandard	759	––	1,345	—	—	––	2,104
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––
Total	$12,784	$63,422	$59,534	$3,612	$6,827	$99,411	$245,590

		December 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total

	(In Thousands)
Pass	$11,916	$63,415	$53,778	$3,092	$6,971	$101,694	$240,866
Watch	122	––	2,608	—	—	—	2,730
Special Mention	––	372	1,984	—	––	—	2,356
Substandard	787	––	1,355	—	—	––	2,142
Doubtful	––	—	—	—	—	—	––
Loss	—	—	—	—	––	—	––
Total	$12,825	$63,787	$59,725	$3,092	$6,971	$101,694	$248,094

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during 2019.

The following table presents the Bank’s loan portfolio aging analysis as of March 31, 2019 (unaudited) and December 31, 2018:

		March 31, 2019
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total

	(In Thousands)
30-59 days past due	$46	$15	$-	$-	$43	$1,246	$1,350
60-89 days past due	35	23	-	-	43	733	834
Greater than 90 days past due	-	619	387	-	-	847	1,853
Total past due	81	657	387	-	86	2,826	4,037
Current	12,703	62,765	59,147	3,612	6,741	96,585	241,553
Total loans	$12,784	$63,422	$59,534	$3,612	$6,827	$99,411	$245,590

Nonaccrual loans	$-	$511	$-	$-	$-	$-	$511
Past due 90 days and accruing	-	108	387	-	-	847	1,342
Total	$-	$619	$387	$-	$-	$847	$1,853

		December 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi- Family	Construction	Seconds and Equity Line	Consumer	Total

	(In Thousands)
30-59 days past due	$17	$110	$387	$-	$3	$1,140	$1,657
60-89 days past due	-	181	-	-	-	495	676
Greater than 90 days	-	529	-	-	2	952	1,483
Total past due	17	820	387	-	5	2,587	3,816
Current	12,808	62,967	59,338	3,092	6,966	99,107	244,278
Total loans	$12,825	$63,787	$59,725	$3,092	$6,971	$101,694	$248,094

Nonaccrual loans	$-	$507	$-	$-	$-	$11	$518
Past due 90 days and accruing	-	22	-	-	2	941	965
Total	$-	$529	$-	$-	$2	$952	$1,483

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2019 (unaudited) and for the year ended December 31, 2018:

		March 31, 2019
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$44	$-	$414	$-	$86	$-	$544
Unpaid principal balance	44	-	414	-	86	-	544
Impaired loans with a specific allowance:
Recorded investment	715	-	931	-	-	-	1,646
Unpaid principal balance	715	-	931	-	-	-	1,646
Specific allowance	201	-	680	-	-	-	881
Total impaired loans:
Recorded investment	759	-	1,345	-	86	-	2,190
Unpaid principal balance	759	-	1,345	-	86	-	2,190
Specific allowance	201	-	680	-	-	-	881

		December 31, 2018
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Impaired loans without a specific allowance:
Recorded investment	$49	$-	$417	$-	$-	$-	$466
Unpaid principal balance	49	-	417	-	-	-	466
Impaired loans with a specific allowance:
Recorded investment	738	-	938	-	-	-	1,676
Unpaid principal balance	738	-	938	-	-	-	1,676
Specific allowance	317	-	700	-	-	-	1,017
Total impaired loans:
Recorded investment	787	-	1,355	-	-	-	2,142
Unpaid principal balance	787	-	1,355	-	-	-	2,142
Specific allowance	317	-	700	-	-	-	1,017

The following presents by portfolio segment, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 (unaudited) and 2018 (unaudited):

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2019:
Total impaired loan:
Average recorded investment	$773	$—	$1,350	$––	$––	$43	$2,166
Interest income recognized	12	—	20	––	––	––	32
Interest income recognized on a cash basis	—	—	––	––	––	––	––

		(Unaudited)
		Real Estate
	Commercial	Residential	Commercial and Multi-Family	Construction	Seconds and Equity Line	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2018:
Total impaired loan:
Average recorded investment	$812	$—	$1,601	$––	$––	$––	$2,413
Interest income recognized	12	—	22	––	––	––	34
Interest income recognized on a cash basis	—	—	––	––	––	––	––

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

During the three months ended March 31, 2019 we had one new consumer loan classified as a TDR totaling $86,000. The pre-modification balance and post-modification balance were both $86,000. The consumer loan term, and monthly payment amount were reduced to conform with a ballooned payment schedule that suits the debtor.

During the three months ended March 31, 2018 (unaudited), there were no new restructurings classified as TDRs.

No loans restructured during the last twelve months defaulted during the three months ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, there were $517,000 and $230,000 respectively of residential real estate loans in process of foreclosure.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions. Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Level 2 securities include municipal bonds and mortgage-backed securities. At March 31, 2019 (unaudited) and December 31, 2018, all mortgage-backed securities are residential government sponsored enterprises. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Fair value determinations for Level 3 measurements are the responsibility of the Finance Department. The Finance Department contracts with a pricing specialist to generate fair value estimates on a quarterly basis. The Finance Department challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. Using the data from the quarterly valuation, the Finance Department adjusts to fair value on a monthly basis

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 (unaudited) and December 31, 2018:

		(Unaudited) March 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,914	$—	$1,914	$—
Mortgage-backed securities - GSE residential	17,343	—	17,343	—
Mortgage-servicing rights	771	—	—	771

		December 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Municipal bonds	$1,818	$—	$1,818	$—
Mortgage-backed securities - GSE residential	17,978	—	17,978	—
Mortgage-servicing rights	801	—	—	801

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	(Unaudited) Mortgage-Servicing Rights
	Month’s Ended March 31,
	2019	2018
	(In Thousands)
Balances, beginning of period	$801	$731
Total unrealized gains (losses) included in net income	(20)	58
Additions (rights recorded on sale of loans)	20	39
Settlements (payments)	(30)	(23)
Balances, end of period	$771	$805

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		March 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands) (unaudited)
Impaired loans	$764	$—	$—	$764

		December 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$661	$—	$—	$661

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at March 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands) (unaudited)
Impaired loans	$764	Comparative sales based on independent appraisals	Marketability Discount	50.0%
Mortgage-servicing rights	$771	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	5.9% -6.6% (6.4%) 9.1% - 11.7% (9.7%) 1.4 – 4.7 (4.2)

	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
Impaired loans	$661	Comparative sales based on independent appraisals	Marketability Discount	57.0%
Mortgage-servicing rights	$801	Discounted Cash Flow	Discount rate Conditional prepayment rate Expected loan servicing years	6.0% -6.8% (6.6%) 8.6% - 11.4% (9.2%) 1.5 – 4.8 (4.4)
21

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

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2019 (unaudited) and December 31, 2018.

	March 31, 2019
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$12,316	$12,316	$––	$—
Loans, net	242,553	—	––	239,507
Federal Home Loan Bank stock	2,436	—	2,436	—
Interest receivable	1,032	—	1,032	—
Financial liabilities
Deposits	218,410	111,716	106,925	—
Federal Home Loan Bank advances	48,500	—	48,147	—
Interest payable	124	—	124	—

	December 31, 2018
		Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and cash equivalents	$9,935	$9,935	$––	$—
Loans held for sale	133	––	133	—
Loans, net	244,955	—	––	241,786
Federal Home Loan Bank stock	2,436	—	2,436	—
Interest receivable	1,128	—	1,128	—
Financial liabilities
Deposits	217,914	111,627	106,413	—
Federal Home Loan Bank advances	50,500	—	50,400	—
Interest payable	133	—	133	—

NOTE 5: Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Adoption of the ASU did not a have a significant effect on the Company’s consolidated financial statements.

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

In March 2017, the FASB has issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments in this ASU require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustment should be reflected, as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The adoption of this ASU did not have a significant effect on the Company's consolidated financial statements.

In February of 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. Entities electing the reclassification are required to apply the guidance either at the beginning of the period of adoption or retrospectively for all periods impacted. This guidance is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company had approximately $65,000 of stranded tax effects included in accumulated other comprehensive income. The Company adopted this ASU in the first quarter of 2018.

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

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Net Income	316	347
Allocated to participating securities	-	(4)
Net income allocated to common stockholders	$316	$343

Weighted average common shares outstanding, gross	1,065,336	1,066,858
Less: Average unearned ESOP shares and participating securities	(72,369)	(89,181)
Weighted average common shares outstanding, net	992,967	977,677
Effect of diluted based awards	34,279	41,613
Weighted average shares and common stock equivalents	1,027,246	1,019,290

Income per common share:
Basic	$0.32	$0.35
Diluted	$0.31	$0.34

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	-

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

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 196,140. Total share-based compensation expense for the three months ended March 31, 2019 and 2018 (unaudited) was $2,000 and $71,000 respectively.

Stock Options

The tables below represents the stock option activity for the periods shown (unaudited):

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2019	127,250	$19.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2019	127,250	$19.00	4.4
Exercisable options outstanding at March 31, 2019	122,350	$18.91	4.2

	Options	Weighted average exercise price	Remaining contractual life (years)
Options outstanding at January 1, 2018	128,150	$19.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2018	128,150	$19.00	5.4
Exercisable options outstanding at March 31, 2018	95,490	$18.88	5.2

As of March 31, 2019 (unaudited) and December 31, 2018, the Company had $13,000 and $15,000 of unrecognized compensation expense related to stock options. Exercisable options vesting in the three months ended March 31, 2019 and March 31, 2018 (unaudited) were 2,700 and 2,700 respectively. The cost of stock options will be amortized in monthly installments over the five-year vesting period. Stock option expense for the three months ended March 31, 2019 and 2018 (unaudited) was $2,000 and $19,000, respectively. The total intrinsic value of options as of March 31, 2019 and 2018 (unaudited) were $1,050,000 and $1,256,000, respectively. The total intrinsic value of exercisable options as of March 31, 2019 and March 31, 2018 (unaudited) was $1,021,000 and $947,000, respectively. There were no options exercised during the three months ended March 31, 2019 or 2018 (unaudited).

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period. Restricted stock awards carry with them the right to receive dividends. There was no restricted stock activity during the three months ended March 31, 2019 (unaudited).

As of March 31, 2019 (unaudited) and December 31, 2018, the Company had $0 and $0 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards are amortized in monthly installments over the five-year vesting period. Restricted stock expense for the three months ended March 31, 2019 and 2018 (unaudited) was $0 and $52,000, respectively.

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

ESOP expense for the three months ended March 31, 2019 and 2018 (unaudited) was $37,000 and $40,000, respectively.

	March 31,	December 31,
	2019	2018
	(Unaudited)
Allocated shares	35,159	35,159
Unreleased shares	72,852	72,852
Total ESOP shares	108,011	108,011

Fair value of unreleased shares at March 31, 2019, and December 31, 2018 (in thousands)	$1,985	$1,909

At March 31, 2019 (unaudited) and December 31, 2018 the fair value of the 35,159 and 35,159 allocated shares held by the ESOP was $958,000 and $921,000, respectively, based on the quoted per share price of $27.25 and $26.20 at March 31, 2019 (unaudited) and December 31, 2018 respectively.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to purchase such shares at their fair market value based on the most recent valuation report any time within 60 days of the distribution date. If this right is not exercised, an additional 60-day exercise period is available in the year following the year in which the distribution is made and begins after a new valuation of the stock has been determined and communicated to the participant or beneficiary. The allocated shares held by the ESOP and the outstanding shares held by former employee’s subject to the repurchase option totaled 35,458 at both March 31, 2019 (unaudited) and December 31, 2018. At March 31, 2019, the 35,458 shares had a fair value of $904,000 ($25.50 per share based on the most recent valuation report) and have been classified as mezzanine capital. At December 31, 2018, the 35,458 shares had a fair value of $1,028,000 ($29.00 per share) based on the most recent valuation report) and have been classified as mezzanine capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at March 31, 2019 and for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in West End Indiana Bancshares, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2019.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total assets decreased $1.0 million, or 0.3%, to $299.1 million at March 31, 2019 from $300.2 million at December 31, 2018. The decrease was due to decreases in net loans, investment securities available for sale, bank-owned life insurance, offset by an increase in cash and cash equivalents and other assets.

Total cash and cash equivalents increased $2.4 million, or 24.0%, to $12.3 million at March 31, 2019. The increase in total cash and cash equivalents reflected normal fluctuation from operations.

Securities classified as available for sale decreased $539,000, or 2.7%, to $19.3 million at March 31, 2019 from $19.8 million at December 31, 2018. At March 31, 2019, securities classified as available for sale consisted of mortgage-backed securities and municipal obligations.

Net loans decreased $2.4 million, or 1.0%, to $242.6 million at March 31, 2019 from $245.0 million at December 31, 2018, due primarily to a decrease in consumer loans of $2.3 million. Total non-performing loans increased $370,000 to $1.9 million at March 31, 2019 from $1.5 million at December 31, 2018.

Deposits increased $496,000, or 0.2%, to $218.4 million at March 31, 2019 from $217.9 million at December 31, 2018. The increase was due to increases in core deposits, including savings, interest-bearing and noninterest-bearing checking, and money market deposit accounts increasing $89,000 to $111.7 million at March 31, 2019 from 111.6 million at December 31, 2018. Certificates and other time deposits increased $407,000 to $106.7 million at March 31, 2019 from $106.3 million at December 31, 2018.

Federal Home Loan Bank advances decreased $2.0 million to $48.5 million at March 31, 2019 from $50.5 million at December 31, 2018.

Total stockholders’ equity increased $508,000, or 1.7%, to $30.7 million at March 31, 2019 from $30.2 million at December 31, 2018. The increase was primarily a result of year to date net income of $316,000, accumulated other comprehensive income of $224,000, and ESOP shares earnings of $37,000, and stock-based compensation expense of $2,000, offset in part by decreases to dividends of $69,000.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. We recorded net income of $316,000 for the quarter ended March 31, 2019 compared to net income of $348,000 for the quarter ended March 31, 2018. The decrease in net income resulted primarily from an increase in total other expense of $137,000, a decrease in net interest income of $77,000 and a decrease in total other income of $79,000, offset by a decrease to the provision for loan losses of $222,000 and a decrease to the provision for income taxes of $39,000.

Interest Income. Interest income increased $85,000, or 2.3%, to $3.7 million for the quarter ended March 31, 2019 from $3.6 million for the quarter ended March 31, 2018. The average balance of total interest-earning assets decreased $3.8 million, or 1.4%, to $273.5 million for the quarter ended March 31, 2019 from $277.4 million for the quarter ended March 31, 2018. The average rate earned on these assets increased to 5.5% for the period ended March 31, 2019 from 5.3% for the period ended March 31, 2018.

Interest income on loans increased $69,000, or 2.0%, to $3.5 million for the 2019 quarter from $3.4 million for 2018 quarter, as the average balance of net loans decreased $89,000 or 0.04%, to $243.6 million for the quarter ended March 31, 2019 from $243.7 million for the quarter ended March 31, 2018. Additionally, the average yield on our loan portfolio increased twelve basis points to 5.87% for the quarter ended March 31, 2019 from 5.75% for the quarter ended March 31, 2018.

Interest income on investment securities increased $10,000 to $113,000 for the quarter ended March 31, 2019 from $103,000 for the quarter ended on March 31, 2018. The average balance of our securities available for sale decreased $1.6 million, or 7.9%, to $19.2 million for the quarter ended March 31, 2019. The average yield on the securities portfolio increased 38 basis points, to 2.38% for the three months ended March 31, 2019 from 2.00% for the three months ended March 31, 2018.

Interest Expense. Interest expense increased $162,000, or 23.1%, to $862,000 for the quarter ended March 31, 2019 from $700,000 for the quarter ended March 31, 2018. The total average balance of interest-bearing liabilities decreased $6.8 million to $241.4 million for the quarter ended March 31, 2019 from $248.2 million for the quarter ended March 31, 2018, the cost of funding increased to 1.45% for the 2019 quarter from 1.14% for the 2018 quarter.

The average rate paid on deposits increased 27 basis points to 1.27% for the quarter ended March 31, 2019 from 1.00% for the quarter ended March 31, 2018. The average balance of interest-bearing deposits decreased $11.3 million, or 5.6%, to $191.3 million for the quarter ended March 31, 2019 from $202.7 million for the quarter ended March 31, 2018. The decrease in the average balance of deposits was comprised of decreases in money market accounts of $10.9 million, interest-bearing checking accounts of $1.9 million and certificates of deposits of $1.8 million, offset by an increase in savings accounts of $3.3 million. Interest expense increased due to the rising rate environment. The weighted average rate paid on checking, money market and savings combined increased eleven basis points. The rate paid on certificate of deposits increased 36 basis points to 1.93% for the 2019 period from 1.57% for the 2018 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, increased $60,000, or 29.7%, to $261,000 for the quarter ended March 31, 2019 from $201,000 for the quarter ended March 31, 2018 reflecting an increase of 32 basis points in the rate to 2.11% for the quarter ended March 31, 2019 from 1.79% for the quarter ended March 31, 2018. The increase was due to the increased average balance of advances $4.5 million from the prior quarter and the rising rate environment.

Net Interest Income. Net interest income decreased slightly to $2.8 million for the quarter ended March 31, 2019. Our net interest rate spread decreased to 4.05% from 4.16%, and our net interest margin decreased to 4.16% for the quarter ended March 31, 2019 from 4.22% for the quarter ended March 31, 2018 as the cost of deposits repriced faster than loans.

The following table summarize average balances and yields, costs of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019			2018
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$243,590	$3,523	5.87%	$243,679	$3,454	5.75%
Investment Securities	19,225	113	2.38%	20,863	103	2.00%
Other interest-earning assets	10,731	74	2.80%	12,838	68	2.15%
	273,546	3,710	5.50%	277,380	3,625	5.30%
Noninterest-earning assets	24,447			24,261
Total assets	$297,993			$301,641

Liabilities and stockholders' equity
Interest-bearing liabilities:
Now accounts	$30,604	13	0.17%	$32,542	16	0.20%
Money market accounts	29,417	49	0.68%	40,279	49	0.49%
Savings accounts	24,639	31	0.51%	21,388	14	0.27%
Certificates of deposit	106,686	508	1.93%	108,455	420	1.57%
Total interest-bearing deposits	191,346	601	1.27%	202,664	499	1.00%
FHLB advances	50,078	261	2.11%	45,533	201	1.79%
Total interest-bearing liabilities	241,424	862	1.45%	248,197	700	1.14%
Noninterest-bearing deposits	24,452			22,889
Other noninterest-bearing liabilities	1,540			1,502
Total liabilities	267,416			272,588
Total stockholders' equity	30,577			29,053
Total liabilities and stockholders' equity	$297,993			$301,641
Net interest income		$2,848			$2,925
Interest rate spread			4.05%			4.16%
Net interest margin (annualized)			4.16%			4.22%
Average interest-earning assets to average interest-bearing liabilities			113.31%			111.76%

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” in our annual report on Form 10-K filed on March 29, 2019, we recorded a provision for loan losses of $333,000 for the quarter ended March 31, 2019, a decrease of $222,000 from $555,000 allocated for the quarter ended March 31, 2018. The allowance for loan losses decreased $100,000 to $2.9 million at March 31, 2019 from $3.0 million at March 31, 2018. The allowance for loan losses to total loans remained consistent at 1.2% at March 31, 2019 and 2018. Non-performing loans including nonaccrual loans and accruing loans past due 90 of more days increased to $1.9 million, at March 31, 2019 from $809,000 at March 31, 2018. While non-performing loans increased, the change consisted primarily of one-to-four family mortgages which hold a lower risk weight in the analysis for loan losses. Managements analysis of the quantitative and qualitative factors in calculating our reserve indicated a reduction to the reserve was justified, as in the second half of 2018 management tightened up lending on our consumer loans to help minimize risk in the largest portion of the portfolio. The allowance for loan losses as a percentage of non-performing loans including nonaccrual loans and accruing loans past due 90 of more days was 158.66% at March 31, 2019 compared to 367.37% at March 31, 2018. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2019 and 2018.

Noninterest Income. Noninterest income decreased $79,000, or 15.6%, to $427,000 for the quarter ended March 31, 2019, from $506,000 for the quarter ended March 31, 2018. In the 2019 quarter, we recorded decreases in loan servicing income of $89,000, gain on sale of loans of $56,000, increased loss on sale of other assets of $17,000, and service charges on deposit accounts of $14,000, offset by an increase in gain on cash surrender value and redemption of life insurance policies of $98,000. The increase to gain on cash surrender value and redemption of life insurance policies was related to the redemption of a life insurance claim.

Noninterest Expense. Noninterest expense increased $137,000, or 5.7%, to $2.5 million at March 31, 2019, from $2.4 million for the quarter ended March 31, 2018. The increase was due to increases in salaries and employee benefits of $69,000, professional fees of $50,000, foreclosed real estate and repossession expenses of $38,000 and data processing fees of $18,000, offset by decreases in other expenses of $20,000, and net occupancy expense of $17,000. Salaries and employee benefits increased due to normal cost of living and merit increases, and other employee benefit programs.

Income Tax Expense. We recorded income tax expense of $81,000 for the quarter ended March 31, 2019 compared to a tax expense of $120,000 for the 2018 period, reflecting pre-tax income of $396,000 during the 2019 quarter versus a pre-tax income of $467,000 for the quarter ended March 31, 2018. Our effective tax rate was 20.3% for the quarter ended March 31, 2019 compared to 25.6% for the quarter ended March 31, 2018, reflecting the decrease in pretax income and the reduced corporate federal income tax rate.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.1 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively. Net cash provided (used) by investing activities, which consists primarily of principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $2.8 million and ($5.6 million) for the three months ended March 31, 2019 and 2018, respectively. Net cash provided (used) by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was ($1.6 million) and $9.3 million for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $30.1 million, or 10.1% of adjusted total assets, which is above the required level of $11.9 million, or 4%; and total risk-based capital of $33.0 million, or 14.0% of risk-weighted assets, which is above the required level of $18.8 million, or 8%. Accordingly, West End Bank, S.B. was categorized as well capitalized at March 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category. Basel III regulatory capital requirements were effective for the quarter ending March 31, 2019. There were no significant impacts on capital ratios.

At March 31, 2019, we had outstanding commitments to originate loans of $15.6 million and stand-by letters of credit of $45,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2019 totaled $71.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Registrant’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST END INDIANA BANCSHARES, INC.

Date: May 15, 2019	/s/ Timothy R. Frame
Timothy R. Frame
President/Chief Executive Officer

Date: May 15, 2019	/s/ Shelley D. Miller
Shelley D. Miller
Executive Vice President and Chief Financial Officer

